Form 10QSB
period 1999-08-31
ORANGE PRODUCTIONS INC
filed 1999-10-18
CIK 1065803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended August 31, 1999
 Commission file no. 0-26475

                            ORANGE PRODUCTIONS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                             65-0790763
------------------------------------                  -----------------------
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                            Identification No.)

222 Lakeview Avenue, Suite 113                                  33401
-------------------------------------                 -----------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (404) 321-1192

Securities to be registered under Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                        on which registered
         None                                                 None
-----------------------------------               -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                   Donald F. Mintmire
                                   Mintmire & Associates
                                   265 Sunrise Avenue, Suite 204
                                   Palm Beach, FL 33480
                                   Tel: (561) 832-5696 - Fax: (561) 659-5371

         Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                   Yes X           No
                           ---             ---

         As of August 31, 1999, there are 2,054,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements





                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets..........................................................F-2

Statements of Operations................................................F-3

Statements of Changes in Stockholders' Equity...........................F-4

Statements of Cash Flows................................................F-5

Notes to Financial Statements...........................................F-6

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                 August 31, 1999
                                                                   (Unaudited)       February 28, 1999
                                                               -------------------- --------------------
                            ASSETS
CURRENT ASSETS
   Cash                                                        $             14,095 $              9,993
   Loan and accrued interest receivable                                           0               10,184
                                                               -------------------- --------------------

     Total current assets                                                    14,095               20,177
                                                               -------------------- --------------------

Total Assets                                                   $             14,095 $             20,177
                                                               ==================== ====================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                            $                  0 $              4,500
   Accrued expenses - related party                                           4,000                4,000
                                                               -------------------- --------------------

     Total current liabilities                                                4,000                8,500
                                                               -------------------- --------------------

Total Liabilities                                                             4,000                8,500
                                                               -------------------- --------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000
       shares: none issued                                                        0                    0
   Common stock, $0.0001 par value, authorized 50,000,000
       shares: 2,054,000 issued and outstanding                                 206                  206
   Additional paid-in capital                                                20,134               20,134
   Deficit accumulated during the development stage                         (10,245)              (8,663)
                                                               -------------------- --------------------

     Total Stockholders' Equity                                              10,095               11,677
                                                               -------------------- --------------------

Total Liabilities and Stockholders' Equity                     $             14,095 $             20,177
                                                               ==================== ====================












               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)




                                                  For the Six Months     From May 20, 1998        From May 20, 1998
                                                        Ended           (Inception) Through      (Inception) Through
                                                   August 31, 1999        August 31, 1998          August 31, 1999
                                                ---------------------- ---------------------- -------------------------
Revenues                                        $                    0 $                    0 $                       0
                                                ---------------------- ---------------------- -------------------------

Expenses
  Bank charges                                                       0                     15                        15
  Consulting fees - related party                                    0                      0                     1,165
  Organization expenses                                            384                     92                       551
  Professional fees                                              1,265                      0                     5,765

  Professional fees - related party                                  0                      0                     3,000
                                                ---------------------- ---------------------- -------------------------

    Total expenses                                               1,649                    107                    10,496
                                                ---------------------- ---------------------- -------------------------

Loss from operations                                            (1,649)                  (107)                  (10,496)

Other income (expense)
    Interest income                                                 67                      0                       251
                                                ---------------------- ---------------------- -------------------------

Net loss                                        $               (1,582)$                 (107)$                 (10,245)
                                                ====================== ====================== =========================

Net loss per weighted average share, basic      $                (.001)$                (.000)$                   (.005)

                                                ====================== ====================== =========================

Weighted average number of shares                            2,054,000              1,701,762                 1,970,606
                                                ====================== ====================== =========================




















               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity




                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                   Additional    During the          Total
                                                          Number of     Common      Paid-in      Development     Stockholders'
                                                           Shares        Stock      Capital         Stage           Equity
                                                        ------------- ----------- ------------ --------------- -----------------
BEGINNING BALANCE, May 20, 1998 (Inception)                         0 $         0 $          0 $             0 $               0
     May 1998 - services ($0.0001/sh)                       1,650,500         165            0               0               165
     May 1998 - cash ($0.05/sh)                                 4,000           1          199               0               200
     June 1998  - cash ($0.05/sh)                              56,000           6        2,794               0             2,800
     September 1998 - cash ($0.05/sh)                         343,500          34       17,141               0            17,175

Net loss                                                            0           0            0          (8,663)           (8,663)
                                                        ------------- ----------- ------------ --------------- -----------------

BALANCE, February 28, 1999                                  2,054,000 $       206 $     20,134 $        (8,663)$          11,677
                                                        ------------- ----------- ------------ --------------- -----------------

Net loss                                                            0           0            0          (1,582)           (1,582)
                                                        ------------- ----------- ------------ --------------- -----------------

BALANCE, August 31, 1999 (Unaudited)                        2,054,000 $       206 $     20,134 $       (10,245)$          10,095
                                                        ============= =========== ============ =============== =================























               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)




                                                                 For the Six Months     From May 20, 1998     From May 20, 1998
                                                                       Ended           (Inception) Through   (Inception) Through
                                                                  August 31, 1999        August 31, 1998       August 31, 1999
                                                               ---------------------- --------------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $               (1,582)$                (107)$              (10,245)
Adjustments to reconcile net loss to net cash used by
development activities:
       Stock issued in lieu of cash - related party                                 0                   165                    165
Changes in assets and liabilities:
       Increase (decrease) in accrued interest receivable                         184                     0                      0
       Increase in accrued expenses                                            (4,500)                    0                      0
       Increase in accrued expenses - related party                                 0                     0                  4,000
                                                               ---------------------- --------------------- ----------------------
Net cash provided (used) by operating activities                               (5,898)                   58                 (6,080)
                                                               ---------------------- --------------------- ----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in issuance of loan receivable                                           0                     0                (10,000)
  Proceeds from repayment of loan receivable                                   10,000                     0                 10,000
                                                               ---------------------- --------------------- ----------------------
Net cash provided by investing activities                                      10,000                     0                      0
                                                               ---------------------- --------------------- ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                         0                 3,000                 20,175
                                                               ---------------------- --------------------- ----------------------

Net cash provided by financing activities                                           0                 3,000                 20,175
                                                               ---------------------- --------------------- ----------------------

Net increase in cash                                                            4,102                 3,058                 14,095

CASH, beginning of period                                                       9,993                     0                      0
                                                               ---------------------- --------------------- ----------------------

CASH, end of period                                            $               14,095 $               3,058 $               14,095
                                                               ====================== ===================== ======================












               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
 (Information with respect to the six months ended August 31, 1999 is unaudited)

(1) Summary of Significant Accounting Principles
      TheCompany Orange Productions, Inc. is a Florida chartered development stage corporation which conducts business from its headquarters in Palm Beach, Florida. The Company was incorporated on May 20, 1998, and has elected February 28 as its fiscal year end.

         The Company has not yet engaged in its expected operations. The Company's future operations will be to provide graphic art services to various consumer groups. Current activities include raising additional equity and negotiating with potential key personnel and facilities. There is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

         The financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements for the six months ended August 31, 1999 and the period from May 20, 1998 (Inception) through August 31, 1998 include all adjustments which in the opinion of management are necessary for fair presentation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

         The following summarize the more significant accounting and reporting policies and practices of the Company:

         a) Start-up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

         b) Net loss per share Basic net loss per weighted average share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

(2) Loan Receivable The Company authorized a loan in the amount of $10,000 at the rate of 7% per year, payable on demand. Interest of $184 was accrued at February 28, 1999. The loan principal and accrued interest were paid in full during March 1999.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. On May 20, 1998, the Company issued 1,650,500 restricted, under Rule 144, founders shares to its Officers and Directors for the value of services rendered in connection with the organization of the Company. In May, 1998, the Company issued 4,000 shares at $0.05 per share for $200 in cash. In June 1998, the Company issued 56,000 shares of common stock at $0.05 per share for $2,800 in cash. In September 1998, the Company issued 343,500 shares at $0.05 per share for $17,175 in cash.

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $10,245, with $8,663 expiring in 2019 and $1,582 in 2020.

         The amount recorded as deferred tax assets as of August 31, 1999 is $2,016, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(5) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $10,245 for the period from May 20, 1998 (Inception) through August 31, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(6) Related Parties
         Counsel to the Company indirectly owns 114,500 shares of the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. The Company's President, Secretary, Treasurer and Director directly owns an 80.36% interest in the Company, consisting of 1,650,500 shares

         As of August 31, 1999 and February 28, 1999, the Company owed legal counsel for services performed during the year in the amount of $3,000, and owed the former Vice President and former Director of the Company $1,000 for consulting services rendered. These amounts are presented in Accrued expenses - related party.

Item 2.   Management's Discussion and Analysis or Plan of Operation

General

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that it has generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. As a result, from inception (May 20, 1998) through August 31, 1999, the Company had interest income of $251.00 from a loan to a related party. Cumulative operating expenses as of August 31, 1999 were $10,496.00. The Company proposes to engage in the business of providing graphic arts services to various consumer groups.

     Mr. Peroulas decided to pursue the graphic arts services business via the Company because of the belief that his formal training, will enable him to develop a successful company which will have the advantages of, among other things, greater availability of capital and potential for growth through the vehicle of a public company as compared to a privately-held company. The time required to be devoted to manage the day-to-day affairs of the Company is presently estimated to be approximately five to ten hours per week. This time commitment on the part of these individuals is expected to increase at such time, if ever, as the Company obtains sufficient funding with which to commence the search for business to finance/fund.

     The Company will be dependent upon Mr. Peroulas to develop the client base with whom to arrange funding. Mr. Peroulas has extensive experience in the business and has managed his own business for the last two (2) years. While Mr. Peroulas has been successful in the past, there can be no assurance that he will be successful in building the client base necessary for the successful operation of the Company.

Plan of Operation

     If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings.

     Mr. Sam Peroulas, at least initially, will be solely responsible for developing OPI's graphic arts services to various consumer groups. However, at such time, if ever, as sufficient operating capital becomes available, Mr. Peoulas expects to employ additional staffing and marketing personnel. In addition, the Company expects to continuously engage in market research in order to monitor new market trends, seasonality factors and other critical information deemed relevant to OPI's business.

     The Company intends to initially prospect graphic arts services to consumers in the Atlanta, Georgia area, then enlarging to the entire State of Georgia and thereafter in selected areas nationwide. The Company plans to be able to provide a full spectrum of services for its clients.

     In its initial phase, the Company will operate out of the facility provided by Mr. Peroulas. Mr. Peroulas will begin by finding clients for the Company. In the event the Company requiresadditional capital during this phase, Mr. Peroulas has committed to fund the operation until such time as additional capital is available.

     Due to the limited capital available to the Company, the principal risks during this phase are that the Company is dependent upon Mr. Peroulas' efforts, that Mr. Peroulas lacks experience and that the Company will not be able to establish a sufficiently profitable client base to establish the business.

     For the period from May 20, 1998 through August 31, 1999, the Company had a cumulative loss from operations aggregating $10,245.00.

Financial Condition, Capital Resources and Liquidity

     At August 31, 1999, the Company had assets totaling $14,095.00 and liabilities of $4,000.00 attributable to accrued expenses. During May, June & September, 1998, the Company issued and sold an aggregate of 403,500 shares of Common Stock to Georgia and Florida residents for cash consideration totaling $20,175. No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder, Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code.

     The Company has no potential capital resources from any outside sources at the current time. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company. Any additional capital needed will most likely be provided by the Company's existing shareholders or its officers and directors.

     The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital and financing from such shareholders and directors.

Net Operating Losses

     The Company has net operating loss carryforwards of $10,245.00 which expire in the years 2019 and 2020. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

     The Company is currently in the process of evaluating its information technology for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.   Changes in Securities and Use of Proceeds

         None

Item 3.   Defaults in Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending August 31, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

         None

Item 6.   Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------
3(i).1        Articles of Incorporation of OPI effective May 20, 1998

3(ii).1       Bylaws of OPI

27.1    *     Financial Data Schedule

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*        Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended August 31, 1999.


                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ORANGE PRODUCTIONS, INC..
                              (Registrant)



Date: August 15, 1999         By: /s/ Sam Peroulas
                              --------------------------
                              Sam Peroulas, President, Secretary,
                              Chief Executive Officer & Director




[sign page ORANGE PRODUCTIONS, INC. 10Q  8.31.99]