Form 10QSB
period 1999-11-30
ORANGE PRODUCTIONS INC
filed 2000-01-14
CIK 1065803

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

         As of November 30, 1999, there are 2,054,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements





                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statements of Changes in Stockholders' Equity..............................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statements..............................................F-6

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets




                                                                November 30, 1999    February 28, 1999
                                                               -------------------- --------------------
                                                                   (unaudited)
                            ASSETS
CURRENT ASSETS
   Cash                                                        $             12,368 $              9,993
   Loan and accrued interest receivable                                           0               10,184
                                                               -------------------- --------------------

     Total current assets                                                    12,368               20,177
                                                               -------------------- --------------------

Total Assets                                                   $             12,368 $             20,177
                                                               ==================== ====================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                            $                  0 $              4,500
   Accrued expenses - related party                                           4,000                4,000
                                                               -------------------- --------------------

     Total current liabilities                                                4,000                8,500
                                                               -------------------- --------------------

Total Liabilities                                                             4,000                8,500
                                                               -------------------- --------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000
       shares: none issued                                                        0                    0
   Common stock, $0.0001 par value, authorized 50,000,000
       shares: 2,054,000 issued and outstanding                                 206                  206
   Additional paid-in capital                                                20,134               20,134
   Deficit accumulated during the development stage                         (11,972)              (8,663)
                                                               -------------------- --------------------

     Total Stockholders' Equity                                               8,368               11,677
                                                               -------------------- --------------------

Total Liabilities and Stockholders' Equity                     $             12,368 $             20,177
                                                               ==================== ====================


    The accompanying notes are an integral part of the financial statements.
                                      F-2

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)


                                                 For the Nine Months     From May 20, 1998        From May 20, 1998
                                                        Ended           (Inception) Through      (Inception) Through
                                                  November 30, 1999      November 30, 1998        November 30, 1999
                                                ---------------------- ---------------------- -------------------------
Revenues                                        $                    0 $                    0 $                       0
                                                ---------------------- ---------------------- -------------------------
Expenses
  General and administrative expenses                              459                    182                       641
  Consulting fees - related party                                    0                      0                     1,165
  Professional fees                                              2,918                      0                     7,418

  Professional fees - related party                                  0                      0                     3,000
                                                ---------------------- ---------------------- -------------------------

    Total expense                                               (3,377)                  (182)                  (12,224)
                                                ---------------------- ---------------------- -------------------------

Loss from operations                                            (3,377)                  (182)                  (12,224)

Other income (expense)
    Interest income                                                 67                     12                       251
                                                ---------------------- ---------------------- -------------------------

Net loss                                        $               (3,310)$                 (170)$                 (11,973)
                                                ====================== ====================== =========================

Net loss per weighted average share, basic      $                (.00) $                 (.00)                     (.00)
                                                ====================== ====================== =========================

Weighted average number of shares                           2,054,000               1,852,822                 1,984,182
                                                ====================== ====================== =========================















    The accompanying notes are an integral part of the financial statements.
                                       F-3

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity




                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                   Additional    During the          Total
                                                          Number of     Common      Paid-in      Development     Stockholders'
                                                           Shares        Stock      Capital         Stage           Equity
                                                        ------------- ----------- ------------ --------------- -----------------
BEGINNING BALANCE, May 20, 1998 (Inception)                         0 $         0 $          0 $             0 $               0
     May 1998 - services ($0.0001/sh)                       1,650,500         165            0               0               165
     May 1998 - cash ($0.05/sh)                                 4,000           1          199               0               200
     June 1998  - cash ($0.05/sh)                              56,000           6        2,794               0             2,800
     September 1998 - cash ($0.05/sh)                         343,500          34       17,141               0            17,175

Net loss                                                            0           0            0          (8,663)           (8,663)
                                                        ------------- ----------- ------------ --------------- -----------------

BALANCE, February 28, 1999                                  2,054,000 $       206 $     20,134 $        (8,663)$          11,677
                                                        ------------- ----------- ------------ --------------- -----------------

Net loss                                                            0           0            0          (3,309)           (3,309)
                                                        ------------- ----------- ------------ --------------- -----------------

BALANCE, November 30, 1999 (Unaudited)                      2,054,000 $       206 $     20,134 $       (11,972)$           8,368
                                                        ============= =========== ============ =============== =================





    The accompanying notes are an integral part of the financial statements.
                                      F-4

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)




                                                                For the Nine Months     From May 20, 1998     From May 20, 1998
                                                                       Ended           (Inception) Through   (Inception) Through
                                                                 November 30, 1999      November 30, 1998       November, 1999
                                                               ---------------------- --------------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $               (3,309)$              (8,663)$              (11,972)
Adjustments to reconcile net loss to net cash used by
operating activities:
       Stock issued in lieu of cash - related party                                 0                   165                    165
Changes in assets and liabilities:
       Increase (decrease) in accrued interest receivable                         184                  (184)                     0
       Increase in accrued expenses                                            (4,500)                4,500                      0
       Increase in accrued expenses - related party                                 0                 4,000                  4,000
                                                               ---------------------- --------------------- ----------------------
Net cash provided (used) by operating activities                               (7,625)                 (182)                (7,807)
                                                               ---------------------- --------------------- ----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in issuance of loan receivable                                           0               (10,000)               (10,000)
  Proceeds from repayment of loan receivable                                   10,000                     0                 10,000
                                                               ---------------------- --------------------- ----------------------
Net cash provided by investing activities                                      10,000               (10,000)                     0
                                                               ---------------------- --------------------- ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                         0                20,175                 20,175
                                                               ---------------------- --------------------- ----------------------

Net cash provided by financing activities                                           0                20,175                 20,175
                                                               ---------------------- --------------------- ----------------------

Net increase in cash                                                            2,375                 9,993                 12,368

CASH, beginning of period                                                       9,993                     0                      0
                                                               ---------------------- --------------------- ----------------------

CASH, end of period                                            $               12,368 $               9,993 $               12,368
                                                               ====================== ===================== ======================




    The accompanying notes are an integral part of the financial statements.
                                      F-5

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the nine months
                     ended November 30, 1999 is unaudited)

(1) Summary of Significant Accounting Principles
      The Company Orange Productions, Inc. is a Florida chartered development stage corporation which conducts business from its headquarters in Palm Beach, Florida. The Company was incorporated on May 20, 1998, and has elected February 28 as its fiscal year end.

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

         The financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements for the nine months ended November 30, 1999 and the period from May 20, 1998 (Inception) through November 30, 1998 include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

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

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. On May 20, 1998, the Company issued 1,650,500 restricted, under Rule 144, founders shares to its Officers and Directors for the value of services rendered in connection with the organization of the Company. In May, 1998, the Company issued 4,000 shares at $0.05 per share for $200 in cash. In June 1998, the Company issued 56,000 shares of common stock at $0.05 per share for $2,800 in cash. In September 1998, the Company issued 343,500 shares at $0.05 per share for $17,175 in cash.

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $11,972, with $8,663 expiring in 2019 and $3,309 in 2020.

         The amount recorded as deferred tax assets as of November 30, 1999 is approximately $2,300, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.
                                       F-6

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(5) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $10,245 for the period from May 20, 1998 (Inception) through November 30, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(6) Related Parties
         Counsel to the Company indirectly owns 114,500 shares of the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. The Company's President, Secretary, Treasurer and Director directly owns an 80.36% interest in the Company, consisting of 1,650,500 shares

         As of November 30, 1999 and February 28, 1999, the Company owed legal counsel for services performed during the year in the amount of $3,000, and owed the former Vice President and former Director of the Company $1,000 for consulting services rendered. These amounts are presented in Accrued expenses - related party.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

         Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that it has generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. As a result, from inception (May 20, 1998) through November 30, 1999, the Company had interest income of $251.00 from a loan to a related party. Cumulative operating expenses as of November 30, 1999 were $12,224. The Company proposes to engage in the business of providing graphic arts services to various consumer groups.

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

         In its initial phase, the Company will operate out of the facility provided by Mr. Peroulas. Mr. Peroulas will begin by finding clients for the Company. In the event the Company requires additional capital during this phase, Mr. Peroulas has committed to fund the operation until such time as additional capital is available.

         Due to the limited capital available to the Company, the principal risks during this phase are that the Company is dependent upon Mr. Peroulas' efforts, that Mr. Peroulas lacks experience and that the Company will not be able to establish a sufficiently profitable client base to establish the business.

         For the period from May 20, 1998 through November 30, 1999, the Company had a cumulative loss from operations aggregating $11,973.

Financial Condition, Capital Resources and Liquidity

         At November 30, 1999, the Company had assets totaling $12,368 and liabilities of $4,000.00 attributable to accrued expenses. During May, June & September, 1998, the Company issued and sold an aggregate of 403,500 shares of Common Stock to Georgia and Florida residents for cash consideration totaling $20,175. No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder, Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code.

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

Net Operating Losses

         The Company has net operating loss carryforwards of $11,972, with $8,663 expiring in 2019 and $3,309 expiring in 2020. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company did not experience a materially negative impact during the Year 2000 date switch-over and it has determined that there will be minimal impact if any to its business, operations or financial condition since all of the internal software to be developed and utilized by the Company will be and has been upgraded to support Year 2000 versions.

         There can be no assurance, however, that the systems of other companies on which the Company's systems may have to rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems. Currently the Company does not rely on other systems that might have an adverse affect on any Company systems and does not anticipate any such reliance in the near future.

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

         None

Item 3.           Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending November 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
------------      ---------------------------------------------
3(i).1            Articles of Incorporation of OPI effective May 20, 1998

3(ii).1           Bylaws of OPI

27.1     *        Financial Data Schedule

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended November 30, 1999.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ORANGE PRODUCTIONS, INC..
                              (Registrant)



Date: January 14, 2000         By: /s/ Sam Peroulas
                              --------------------------
                              Sam Peroulas, President, Secretary,
                              Chief Executive Officer & Director