Form 10KSB
period 2000-02-29
ORANGE PRODUCTIONS INC
filed 2000-06-08
CIK 1065803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     February 29, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.  0-26475
                           -----------
                            Orange Productions, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

Florida                                                  65-0844436
------------------------------                        -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                              Identification No.)

277 Royal Poinciana Way, PMB 202
Palm Beach, FL                                          33480
-----------------------------------------             ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number (404) 321-1192

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                              Name of each exchange
                                                  on which registered
       None
--------------------------                      -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of class)
                               -------------------
Copies of Communications Sent to:

                                  Mintmire & Associates
                                  265 Sunrise Avenue, Suite 204,
                                  Palm Beach, FL 33480
                                  Tel: (561) 832-5696  Fax: (561) 659-5371

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X            No
                      -----            -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State registrant's revenues for its most recent fiscal year. $0.00

     Of the 2,054,000 shares of voting stock of the registrant issued and outstanding as of February 29, 2000, 403,500 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                     PART I

Item 1. Description of Business

         (a)      Business Development

         Orange Productions, Inc. (hereinafter referred to as the "Company" or "OPI") was organized under the laws of the State of Florida on May 20, 1998. The Company was organized by Mr. Sam Peroulas, the executive officer and director of the Company, for the purpose of providing graphic arts services for use in educational textbooks, medical journals, anatomical charts, patient education materials and in the courtroom to clarify medical evidence for a jury. It may also be used in other settings such as advertisements. The Company's executive offices are presently located at 277 Royal Poinciana Way, PMB 202, Palm Beach, Florida 33480 and its telephone number is (404) 321-1192.

         The Company is filing this Form 10-SB on a voluntary basis so that the public will have access to the required periodic reports on the Company's current status and financial condition. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

         The Company  generally has been inactive,  having conducted no business
operations  except   organizational   and  fund  raising  activities  since  its
inception.

         In May 1998, the Company issued 1,650,500 shares of its Common Stock to Sam Peroulas, the current President and Treasurer of the Company, as consideration and in exchange for services in connection with the organization of OPI, which services were valued at a total of $165.00. For such offering, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder ("Rule 506") and Section 10-5-9(13) of the Georgia Code. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants";
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In May 1998, the Company sold 403,500 shares of its Common Stock to nineteen (19) investors for a total of $20,175. For such offering, the Company relied upon Section 3(b) of the Act, Rule 504 of Regulation D promulgated thereunder ("Rule 504"), Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

         See (b) "Business of Registrant" immediately below for a description of the Company's business.

         (b)      Business of Registrant

         General

         Since its inception, the Company has conducted no business operations except for organizational activities and an offering of its Common Stock pursuant to which it has received gross offering proceeds in the amount of $20,175. Further, the Company has had no employees since its organization. It is anticipated that the Company's sole executive officer and director will receive a reasonable salary for services as executive officer at such time as the Company commences business operations. This individual will devote such time and effort as may be necessary to participate in the day-to-day management of the Company.

         The following discussion of the graphic arts services market, as it relates to the Company's business objectives, is of course pertinent only if the Company is successful in obtaining sufficient debt and/or equity financing to commence operations and, in addition thereto, is able to generate significant profits from operations (which are not expected in the foreseeable future) and/or additional financing to continue in business and/or fund the anticipated growth, assuming OPI's proposed business is successful. There can be no assurance such financing can be obtained or that the Company's proposed business will be successful.

         The Company will create high quality images for a wide variety of applications. It intends to specialize, however in medical illustration. The Company expects that its artwork will be used in educational textbooks, medical journals, anatomical charts, patient education materials and in the courtroom to clarify medical evidence for a jury. It may also be used in other settings such as advertisements.

         The Company intends to retain the copyright to the artwork it creates, and to therefore reuse images in other projects. This will potentially save consumers the time and expense of regenerating images which the Company has already been previously hired to create. In fact, after time, the Company hopes to accumulate a significant library of images previously created by the Company. Upon doing so, the Company plans to advertise its existing library of graphic images in the hopes of attracting new clients to the Company.

         The Company also plans to provide such other services as: a) web page design including: layout, design and animation, technical and product illustration; b) image compositing and retouching; and c) photo manipulation for special effects, particularly in advertising. In addition, the Company plans graphic design, such as brochures, logo design and textbook layout.

         To produce the artwork, the Company will generally work digitally, using the most current versions of Adobe Photoshop and Illustrator, and Quark XPress. These software programs offer the advantage of not having to scan artwork for placement into a layout application.

         The Company will also work traditionally, in pen and ink, watercolor and colored pencil.

Business Strategy

         The Company intends to initially prospect graphic arts services to consumers in the Atlanta, Georgia area, then enlarging to the entire State of Georgia and thereafter in selected areas nationwide. The Company plans to be able to provide a full spectrum of graphic arts services for its clients. Graphic arts work will be made available to newspapers and magazines as well as to individual consumers.

         At the inception of operations, the Company is expected to, and currently does, operate out of a facility owned by Mr. Peroulas.

         Mr. Peroulas is expected to find clients for the Company through his business contacts in thegraphic arts industry.

         Mr. Peroulas has already begun to solicit clients for the Company, although no clients have hired the Company to perform services to date. The Company is prepared to render graphics arts services upon engagement by a client. The Company will utilize the equipment necessary to render such services owned by Mr. Peroulas.

         In the event the Company requires additional capital to fund its initial operations, Mr. Peroulas has committed to loan the Company such funds until such time as additional capital becomes available to the Company. This verbal commitment by Mr. Peroulas includes the cost of '34 Act compliance.

         Due to the limited capital currently available to the Company, the principal risks during this phase are that the Company is entirely dependent upon Mr. Peroulas' efforts to bring potential clients to the Company, to provide the services on behalf of the Company and to fund operations until such time as the Company can employ more persons and support its operations financially.

         To launch the Company into the operational stage, the Company intends to initiate a self- directed private placement under Rule 506 to raise an additional $100,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet its initial plans to operate in the Atlanta, Georgia area and also to pay administrative operating costs for a period of approximately six (6) months.

         Even if the Company is successful at raising additional money and therefore becoming fully operational, there can be no assurance that the implementation of its plan will increase the number of potential customers. By launching its operations, the Company may face unforeseen costs associated with entry into the business. The Company will still be largely dependent upon Mr. Peroulas to find suitable clients on a profitable and timely basis. Additionally, Mr. Peroulas may have a conflict between the time demands of an expanding business and the time requirements of his existing business. Although the Company believes $100,000 is sufficient to cover operations for the projected period, there can be no assurance that such funding can cover the additional risks associated with operations.

Extended Plans

         If the Company is able to generate enough revenue during the initial phase to support the initial business in Atlanta, Georgia, the Company plans to open one (1) additional office each quarter until such time as it has four (4) new offices (five (5) total) operating. The Company estimates that $500,000 in annual revenues must be achieved by the initial office to justify the four (4) additional office openings. The Company intends to open the first expansion office outside Atlanta, Georgia, in other metropolitan areas in Georgia, since Mr. Peroulas is familiar with the business environment there.

         The Company further anticipates that it will require an additional $100,000 to fund one (1) year of operations at this second location, including acquisition of office space, equipment and wages for clerical staff. The Company also believes that Mr. Peroulas will be capable of managing the Atlanta, Georgia, operation at this time, while a third party will oversee any new location. To fund the expansion to a second office, the Company intends to initiate another self-directed Rule 506 offering to raise $100,000. If the Company is not successful in raising such additional funds, the Company believes that it will not be able to operate a second location without creating a financial drain on the first location and will therefore not open the second location. Even if it is successful, there can be no assurance that the Company will achieve any acceptance in the marketplace and may not establish a sufficient client base to make the venture viable.

         During the first quarter in which the second office location is operating, the Company intends to seek funding through an additional Rule 506 offering, seeking an additional $200,000. Such funds will be utilized to open the third and fourth offices during the next two (2) quarters. While office space, clerical help, equipment costs and operations for a six (6) month period are not anticipated to exceed $100,000 per office, the Company believes that Mr. Peroulas may have to lend money to these expanded locations as well to help fund operations. It is the Company's belief that Mr. Peroulas will begin to receive an annual salary and that advertising and promotional costs will be increased upon the expansion, in order to increase the accessability to a broader range of potential clients. Also, to be competitive with others in the industry, the Company plans to implement some type of employee benefit program. The Company believes that the additional $100,000 of the planned offering, in addition to anticipated revenues should be sufficient to cover these increased costs. The Company plans to open its third and fourth offices immediately contiguous to Atlanta, Georgia. The Company believes that by covering these contiguous counties in Georgia, that it will have access to a broader range of potential clients. Further, it believes that operations in the contiguous counties and in Atlanta, Georgia, will lead to economies of scale which will increase the potential profitability of the Company. Areas in which the Company believes it will have the benefit of the greatest economies of scale are advertising, expenses and the availability of a larger market.

         The principal risks of these expanded operations would be unforeseen costs associated with entry into the expanded market, increased costs associated with a larger geographic area of coverage and additional clerical employee related claims associated with a larger support staff, inability to establish a presence in the expanded market place, increased competition and increased risk associated with the lapse between costs associated with the additional locations and the receipt of the stream of cash flows related to each location. Should the Company incur any large liabilities because of its operations, which risk increases as the Company's geographic coverage expands, such liabilities could have a substantially detrimental affect upon the Company's financial condition. Further, should the Company be unable to secure the financing required for the additional expansion, the anticipated revenues from a reduced operation, while potentially able to meet the operating needs of the Company, would impede the likelihood of incremental revenue increases necessary for the long term financial success of the Company.

         The Company plans to closely monitor its operations in the new locations. Even if they have been successful in securing the necessary financing and if even if each of the operations is capable of sustaining itself, the Company intends to seek additional financing through the offering of additional equity securities of Rule 506, conventional bank financing, small business administration financing, venture capital or the private placement of corporate debt for a total of approximately $1,000,000. These additional monies will be used to further expansion efforts both at sites already in existence and possibly to expand to new sites, should the Company deem it in the best interest of the Company. There can be no assurance that any of these financing sources will be available to the Company. If the Company plan to seek additional financing is successful, the Company intends to open additional offices which compliment the Atlanta, Georgia and contiguous operations, and to add a regional manager to oversee these additional operations. The Company believes that such expansion will achieve similar economies of scale as those which are anticipated by the initial locations. Further, the Company believes that such expansion will place the Company in a position to be a major force in the industry in the State of Georgia. If such expansion is implemented, Mr. Peroulas believes that they will be able to oversee the operation with the addition of the regional manager.

         The Company has not, to date, sought debt financing. The Company believes that any qualified venture capital firm would require the Company to be fully reporting prior to such financing. Once the Company becomes fully reporting, the Company intends to seek out funds from licensed venture capital firms and to negotiate terms which will fit the financial capabilities and plans of the Company. The Company also does not intend to seek debt financing until such time as it has several locations operating successfully. This is based upon the belief that it can negotiate appropriate placement and repayment terms for such borrowings. However, there can be no assurance that such funds will be available to the Company or that suitable terms which are most advantageous to the Company can be negotiated. In addition, the Company does not, at this time, anticipate that it will require substantial leverage to fund the expanded operations. However, in the event the Company did receive debt financing and in the event the Company is not successful in sustaining operations or meeting such debt and defaulted in its payments on the debt, then such debt financing might result in foreclosure upon the Company's assets to the detriment of its shareholders.

         Although the Company is authorized to borrow funds, as discussed, it does not intend to do so until such time as it becomes fully reporting and expands to additional locations. At such time as the Company seeks borrowed funds, it does not intend to use the proceeds to make payments to the Company's promoters (if any), management (except as reasonable salaries, benefits and to reimburse out-of-pocket expenses) or their respective affiliates or associates, if any. The Company has no present intention to acquire any assets or other property owned by any promoter, management or their respective affiliates or associates or to acquire or merge with a business or company in which the Company's promoters, management or their respective affiliates or associates directly or indirectly have an ownership interest. Although there is no present intended related party transaction, in the event such transaction is effected, the matter will be disclosed to the security holders in compliance with its reporting requirements.

         There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no arrangements, agreements or understandings under which non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's Board of Directors.

         In the event the Company is successful in securing the additional financing for its expansion plans, it may seek the acquisition of companies in related businesses which the Company believes will compliment its overall strategy inside and outside of the State of Georgia. The Company would seek acquisitions of related companies in order to expand its operations to eventually encompass the entire United States. At such time as the Company enters the market outside the State of Georgia, the Company will be required to comply with applicable state regulations regarding such entities.

         Such increased expansion may greatly increase the risks associated with the Company's operations. The Company will continue to be dependent upon obtaining a sufficient client base which possesses an adequate number of consumer contracts. Increased operations and expansion into other geographical areas may expose the Company to the potential for unfavorable interpretation of government regulations. In addition, the larger the geographic market, the greater the chance of increased support staff costs. Furthermore, expansion will expose the Company to additional competition from larger and more established firms, many of whom have greater resources than the Company. Also, the Company will be required to pay wages to a larger support staff while still experiencing delays in direct payments received from the new receivables. In addition, with expansion and implementation of an employee benefit plan which is necessary in order to be competitive for qualified employees, in the event such plan were to be disallowed, loss of qualified status could have an adverse effect upon the Company. Finally, as a larger Company, it could face possible adverse affects from fluctuations in the general economy and business of its clients.

Sales and Marketing

         The Company plans to market its service and programs through a combination of marketing channels including direct sales and strategic alliances. The Company believes that this multi-channel approach will allow the Company to quickly acquire a critical mass of customers, penetrate a pool of business and commercial clients, develop regional awareness and ultimately become a market leader in the provision of graphic arts services. Of the two (2) marketing channels intended to be employed by the Company, direct sales is recognized as the most common in the industry; furthermore, strategic alliances have often been used. Nevertheless, there can be no assurance that any of these techniques will be used or will be successful. The Company intends to compete, assuming that it is successful in obtaining sufficient financing, with other companies in its target markets.

         The Company anticipates that its initial marketing efforts will be in the area of direct sales. Good quality presentations and professional follow-up with consumers will be essential to the Company's success. Initially, Mr. Peroulas will secure the Company's client base. However, the Company anticipates that it will eventually employ qualified sales personnel to establish new customer accounts. The Company believes that by employing its own sales personnel it will be able to penetrate additional markets at a minimal cost since sales associates receive compensation in the form of commissions based upon a client's purchase of the Company's products. This commission based compensation program should reduce overhead costs for the Company.

         The Company's ability to develop markets through the efforts of Mr. Peroulas and, eventually a sales force is, of course dependent upon management's ability to obtain necessary financing, of which there can be no assurance. Assuming the availability of adequate funding, OPI intends to stay abreast of changes in the marketplace by ensuring that it remain in the field where clients and competitors can be observed firsthand.

         The Company will attempt to maintain diversity within its client base in order to decrease its exposure to downturns or volatility in any particular industry. As part of this client selection strategy, the Company intends to offer its services to those clients which have a reputation for reputable dealings and, eliminating clients that it believes present a higher credit risk. Where feasible, the Company will evaluate beforehand each client for their creditworthiness.

Status of Publicly Announced Products and Services

         Mr. Peroulas has already begun to solicit clients for the Company, although no clients have hired the Company to perform services to date. The Company is prepared to render graphics arts services upon engagement by a client.

Competition

         Graphic Arts Services can involve the simple printing of stationary to the major production of a highly visible publication such as a magazine or a newspaper. The Company is expected to experience intense competition in the graphic arts publishing and printing business both on an a consumer market basis and on a commercial account basis. There are a number of smaller companies as well as larger established companies that compete for graphic arts services in the Atlanta, Georgia, market. Many of the larger companies are better capitalized that the Company and/or have greater personnel resources and technical expertise. Some of the principal companies in the graphic arts business with whom the Company can expect to compete include but are not limited to the following: Western Publishing Company, Inc., Greenwich Work Shop, Haddly House and Lighthouse Publishing. In view of the Company's extremely limited financial resources, the Company will be at a significant competitive disadvantage as compared to the Company's competitors.

Sources and Availability of Raw Materials

         The computer hardware needed to perform graphic arts services is widely available from numerous third parties for rent or for sale. No shortage of materials is expected in the foreseeable future. Numerous software products are also available.

Dependence on one or few customers

         At this time, the Company has no customers and therefore no dependence on any one or few customers.

Research and Development

         The Company believes that research and development is an important factor in its future growth. The Company expects to continuously engage in market research in order to monitor new market trends and other critical information deemed relevant to OPI's business. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

Patents, Copyrights and Trademarks

         The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate.

         The Company intends to retain the copyright to the artwork it creates, and to therefore reuse images in other projects. This will potentially save consumers the time and expense of regenerating images which the Company has already been previously hired to create. In fact, after time, the Company hopes to accumulate a significant library of images previously created by the Company.

Upon doing so, the Company plans to advertise its existing library of graphic images in the hopes of attracting new clients to the Company.

Governmental Regulation

         Currently there is no government regulation of the Company's business nor of the Company's products.

State and Local Licensing Requirements

         Currently there are no state or local licensing requirements which apply to the Company's business or to its products

Effect of Probable Governmental Regulation on the Business

         Currently there is no government regulation of the Company's business.

Cost of Research and Development

         For fiscal year 1999, the Company expended no measurable amount of money on research and development efforts. At the current time, none of the costs associates with research and development are bourne directly by the customer; however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

         The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

         Mr. Peroulas, (the Company's sole executive officer and director), has served in those positions without compensation through the date hereof. Mr. Peroulas was compensated, in the form of shares of the Company's Common Stock for management services relating to the formation of the Company and for financial consulting services.

         In May 1998, the Company issued 1,650,500 shares of its Common Stock to Sam Peroulas, the current President and Treasurer of the Company, as consideration and in exchange for services in connection with the organization of OPI, which services were valued at a total of $165.00. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 10-5-9(13) of the Georgia Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

         The Company's headquarters are at the home of Sam Peroulas. Its mailing address is 277 Royal Poinciana Way, PMB 202, Palm Beach, Florida 33480. Its telephone number is (404) 321- 1192. The Company pays no rent for its space. The Company owns no real or personal property.

Item 3. Legal Proceedings

         No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 1999 fiscal year ended February 29, 2000, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

         Shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission").

         The Company is not aware of any existing trading market for its Common Stock. The Company's Common Stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

         As of February 29, 2000, there were 20 holders of record of the Company's Common Stock.

         As of February 29, 2000, the Company had 2,054,000 shares of its Common Stock issued and outstanding, 1,650,500 of which were restricted Rule 144 shares and 403,500 of which were free-trading. Of the Rule 144 shares, 1,650,500 shares have been held by affiliates of the Company for more than one (1) year.

Dividend Policy

         The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

         Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception. As a result, from inception May 1998 through February 29, 2000 the Company generated cumulative net losses of $12,212. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

         If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. The Company has set a goal of $500,000 in business revenues in the next twelve (12) months to satisfy cash requirements and to justify expansion plans.

          Mr. Peroulas, at least initially, will be solely responsible for developing OPI's business. However, at such time, if ever, as sufficient operating capital becomes available, management expects to employ additional staffing and marketing personnel. In addition, the Company expects to continuously engage in market research in order to monitor new market trends, seasonality factors and other critical information deemed relevant to OPI's business.

         In addition, at least initially, the Company intends to operate out of the home of Mr. Peroulas. Thus, it is not anticipated that OPI will lease or purchase office space in the foreseeable future. OPI may in the future establish its own facilities and/or acquire equipment if the necessary capital becomes available.

Results of Operations - Full Fiscal Years - February 28, 1999 and February 29, 2000

Revenues

         Revenues for the twelve month period ended February 29, 2000 was $0 and for the twelve (12) month period ended February 28, 1999 was $0.

Operating Expenses

         Operating Expenses for the twelve (12) months ending February 29, 2000 were $3,616 versus $8,847 for the twelve (12) months ending February 28, 1999. Net loss was $3,549 and $8,663 respectively.

Assets and Liabilities

         Assets were $12,288 as of February 29, 2000 and $9,993 as of February 28, 1999. As of February 28, 1999, assets consisted primarily of cash and a loan receivable. As of February 29, 2000, assets consisted entirely of cash. Liabilities were $4,160 and $8,500 as of February 29, 2000 and February 28, 1999 respectively. As of February 29, 2000, liabilities consisted primarily of accrued expenses.

Stockholders' Equity

         Stockholders' equity was $8,128 as of February 29, 2000 and $11,677 as of February 28, 1999. The Company had 2,054,000 and 2,054,00 shares of common stock issued and outstanding at February 29, 2000 and 1999, respectively.

Financial Condition, Liquidity and Capital Resources

         At February 29, 2000 the Company had cash of $12,288 as compared to $9,993 at February 28, 1999.

Year 2000 Compliance

         The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may have recognized the date using 00 as the year 1900 rather than the year 2000. This may have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company has confirmed that its systems are Year 2000 Compliant. It has experienced no Y2K problems to date.

         The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

         This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7. Financial Statements

         The Company's financial statements have been examined to the extent indicated in their reports by Durland & Company, CPAs, P.A., independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Company has used the accounting firm of Durland & Company, CPAs, P.A. since inception. Their address is 340 Royal Palm Way, Third Floor, Palm Beach, FL 33480.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report........................................F-2

Balance Sheets......................................................F-3

Statements of Operations............................................F-4

Statements of Stockholders' Equity..................................F-5

Statements of Cash Flows............................................F-6

Notes to Financial Statements.......................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Orange Productions, Inc.
Palm Beach, Florida

We have audited the accompanying balance sheet of Orange Productions, Inc., a development stage enterprise, as of February 29 and 28, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the period from May 20, 1998 (Inception) through February 28, 1999 and the year ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orange Productions, Inc. as of February 29 and 28, 2000 and 1999 and the results of its operations and its cash flows for the period from May 20, 1998 (Inception) through February 28, 1999 and the year ended February 29, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Durland & Company
Durland & Company, CPAs, P.A.
Palm Beach, Florida
June 5, 2000

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                               February 29 and 28,




                                                                 2000                 1999
                                                         --------------------- -------------------
                 ASSETS
CURRENT ASSETS
   Cash                                                  $              12,288 $             9,993
   Loan and accrued interest receivable                                      0              10,184
                                                         --------------------- -------------------

     Total current assets                                               12,288              20,177
                                                         --------------------- -------------------

Total Assets                                             $              12,288 $            20,177
                                                         ===================== ===================

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                      $                   0 $             4,500
   Accrued expenses - related party                                      4,160               4,000
                                                         --------------------- -------------------

     Total current liabilities                                           4,160               8,500
                                                         --------------------- -------------------

Total Liabilities                                                        4,160               8,500
                                                         --------------------- -------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized
     10,000,000 shares:
      none issued                                                            0                   0
   Common stock, $0.0001 par value, authorized
     50,000,000 shares:
      2,054,000 issued and outstanding                                     206                 206
   Additional paid-in capital                                           20,134              20,134
   Deficit accumulated during the development stage                    (12,212)             (8,663)
                                                         --------------------- -------------------

     Total Stockholders' Equity                                          8,128              11,677
                                                         --------------------- -------------------

Total Liabilities and Stockholders' Equity               $              12,288 $            20,177
                                                         ===================== ===================









               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations





                                                                 Period from
                                                                May 20, 1998         Period from
                                                                 (Inception)        May 20, 1998
                                               Year Ended          through           (Inception)
                                              February 29,      February 28,           through
                                                  2000              1999          February 29, 2000
                                            ----------------- ----------------- ---------------------
Revenues                                    $               0 $               0 $                   0
                                            ----------------- ----------------- ---------------------

Expenses
   General and administrative                             539               182                   721
   Consulting fees - related party                          0             1,165                 1,165
   Professional fees                                    2,917             4,500                 7,417
   Professional fees - related party                      160             3,000                 3,160
                                            ----------------- ----------------- ---------------------

        Total expenses                                  3,616             8,847                12,463
                                            ----------------- ----------------- ---------------------

Loss from operations                                   (3,616)           (8,847)              (12,463)

Other income (expense)
    Interest income                                        67               184                   251
                                            ----------------- ----------------- ---------------------

Net loss                                    $          (3,549)$          (8,663)$             (12,212)
                                            ================= ================= =====================
Net loss per weighted average share, basic  $           (0.01)$           (0.01)
                                            ================= =================
Weighted average number of shares                   2,054,000         1,916,576
                                            ================= =================







               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                                 Deficit
                                                                                               Accumulated
                                                                                  Additional    During the        Total
                                             Number of    Preferred     Common     Paid-in     Development    Stockholders'
                                               Shares       Stock       Stock      Capital        Stage          Equity
                                            ------------ ------------ ---------- ------------ -------------- ---------------
BEGINNING BALANCE, May 20, 1998                        0 $          0 $        0 $          0 $            0 $             0

     May 1998 - services ($0.0001/sh)          1,650,500            0        165            0              0             165
     May 1998 - cash ($0.05/sh)                    4,000            0          1          199              0             200
     June 1998  - cash ($0.05/sh)                 56,000            0          6        2,794              0           2,800
     September 1998 - cash ($0.05/sh)            343,500            0         34       17,141              0          17,175

Net loss                                               0            0          0            0         (8,663)         (8,663)
                                            ------------ ------------ ---------- ------------ -------------- ---------------

BALANCE, February 28, 1999                     2,054,000            0        206       20,134         (8,663)         11,677

Net loss                                               0            0          0            0         (3,549)         (3,549)
                                            ------------ ------------ ---------- ------------ -------------- ---------------

ENDING BALANCE, February 29, 2000              2,054,000 $          0 $      206 $     20,134 $      (12,212)$         8,128
                                            ============ ============ ========== ============ ============== ===============






               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows




                                                                                       Period from
                                                                                       May 20, 1998      Period from
                                                                                       (Inception)      May 20, 1998
                                                                      Year Ended         through         (Inception)
                                                                     February 29,      February 28,        through
                                                                         2000              1999       February 29, 2000
                                                                   ----------------   -------------- -------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:

Net loss                                                           $         (3,549)  $       (8,663)$           (12,212)
Adjustments to reconcile net loss to net cash used by
development activities
       Stock issued in lieu of cash - related party                               0              165                 165
Changes in assets and liabilities
       (Increase) decrease  in accrued interest receivable                      184             (184)                  0
       Increase (decrease) in accrued expenses                               (4,500)           4,500                   0
       Increase in accrued expenses - related party                             160            4,000               4,160
                                                                   ----------------   -------------- -------------------
Net cash used by development activities                                      (7,705)            (182)             (7,887)
                                                                   ----------------   -------------- -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Increase in issuance of loan receivable                                    0          (10,000)            (10,000)
       Repayment of loan receivable                                          10,000                0              10,000
                                                                   ----------------   -------------- -------------------
Net cash used by investing activities                                        10,000          (10,000)                  0
                                                                   ----------------   -------------- -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                       0           20,175              20,175
                                                                   ----------------   -------------- -------------------

Net cash provided by financing activities                                         0           20,175              20,175
                                                                   ----------------   -------------- -------------------

Net increase in cash                                                          2,295            9,993              12,288

CASH, beginning of period                                                     9,993                0                   0
                                                                   ----------------   -------------- -------------------

CASH, end of period                                                $         12,288   $        9,993 $            12,288
                                                                   ================   ============== ===================








               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(1) Summary of Significant Accounting Principles
      The Company   Orange Productions, Inc. is a  Florida chartered development stage corporation which conducts business from its headquarters in Palm Beach, Florida. The Company was incorporated on May 20, 1998.

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

         b) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

(2) Loan Receivable The Company authorized a loan in the amount of $10,000 at the rate of 7% per year, payable on demand. Interest of $184 was accrued at February 28, 2000. The loan principal and accrued interest amounting to $251 were paid in full during March 1999.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,054,000 and 0 shares of common and preferred stock issued and outstanding, respectively, at February 29, 2000. The Company, on May 20, 1998, issued 1,650,500 restricted shares to its Officers and Directors for the value of services rendered in connection with the organization of the Company. In May, 1998, the Company issued 4,000 shares at $0.05 per share for $200 in cash.
          In June 1998, the Company issued 56,000 shares of common stock at $0.05 per share for $2,800 in cash. In September 1998, the Company issued 343,500 shares at $0.05 per share for $17,175 in cash.

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $12,200, expiring $8,700 and $3,500 at February 28, 2019 and 2020.

         The amount recorded as deferred tax assets as of February 29, 2000 is $1,800, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(5) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $12,200 for the period from May 20, 1998 (Inception) through February 29, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(6) Related parties
         Counsel to the Company indirectly owns 114,500 shares of the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, Counsel's adult son, Vice President and Director of the Company, directly owns 49,500 shares in the Company. The Company's President, Secretary, Treasurer and Director directly owns a 78% interest in the Company, consisting of 1,601,000 shares

         As of February 29, 2000, the Company owed legal counsel for services performed in the amount of $3,160, and owed the Vice President and Director of the Company $1,000 for consulting services rendered. These amounts are presented in Accrued expenses - related party.

         During the period ended February 28, 1999, the Company incurred certain legal and consulting fees, from related parties, in the amount of $4,165. Professional fees rendered by the Company's legal counsel and shareholders amounted to $3,000 and are presented in Professional fees
         - related party. Consulting fees rendered by the Company's officers, Directors and shareholders amounted to $1,165 and are presented in Consulting fees - related party.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name             Age    Position(s) with Company
--------------   ---    --------------------------
Sam Peroulas      34    President, Secretary, Chief Executive Officer & Director

         All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

         There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

         Sam Peroulas has served as the sole Executive of the Company since its inception in May 1998. He attended Emory University from 1987 to 1991 where he received a Bachelor of Science degree in Biology and Philosophy as well as a minor in graphic arts design. Mr. Peroulas subsequently attended Georgia State University from 1993 to 1997 where he received a Masters of Science degree in Microbiology. Since 1997, Mr. Peroulas has been a Certified Microbiologist by the American Academy of Microbiology. From 1991 to present (either full time or part time depending on school demands) Mr. Peroulas has consulted and free-lanced as a graphic artist and as a microbiologist. He has two (2) years experience in computer graphic modeling for biological application and brings key graphic art skills to the Company. His work as a graphic artist and specifically his work as a graphic arts microbiologist (a person who designs graphic arts relating to microbiology) is expected to attract both commercial and individual consumers in the field of microbiology and other areas.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.          Executive Compensation


Name           Year  Annual    Annual  Annual   LT Comp  LT       LTIP     All
and Post             Comp      Comp    Comp     Rest     Comp     Payouts  Other
                     Salary    Bonus   Other    Stock    Options             (1)
                      (1)      ($)
Sam            1999   $0                         (2)
Peroulas,
President,     2000   $0
Secretary,
Chief
Executive
Officer &
Director

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

(2) In May 1998, the Company issued 1,650,500 shares of its Common Stock to Sam Peroulas, the current President and Treasurer of the Company, as consideration and in exchange for services in connection with the organization of OPI, which services were valued at a total of $165.00. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 10-5-9(13) of the Georgia Code. See Part III, Item
         11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Compensation of Directors

         The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of February 29, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of          Title of   Amount and Nature of      Percent of
Beneficial Owner              Class     Beneficial Owner           Class
-------------------------------------------------------------------------------
Sam Peroulas      (2)(3)      Common    1,650,500                 80.35%
1506 Briarhill Lane NE
Atlanta, Georgia 30324

Mintmire & Associates (4)     Common      114,500                  5.6%
265 Sunrise Avenue
Suite 204
Palm Beach, FL 33480

All Executive
Officers, Directors          Common     1,650,500                 80.35%
-------------------
(1) Based upon 2,054,000 shares of the Company's Common Stock issued and outstanding as of February 29, 2000.

(2)  Sole Executive and Director of the Company.

(3) In May 1998, the Company issued 1,650,500 shares of its Common Stock to Sam Peroulas, the current President and Treasurer of the Company, as consideration and in exchange for services in connection with the organization of OPI, which services were valued at a total of $165.00. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 10-5-9(13) of the Georgia Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

(4) Counsel to the Company indirectly owns 114,500 shares of the Company through the beneficial ownership of the Common Stock of another company that has invested in the Company.

         There are no arrangements which may result in the change of control of the Company.

Item 12.          Certain Relationships and Related Transactions

         In May 1998, the Company issued 1,650,500 shares of its Common Stock to Sam Peroulas, the current President and Treasurer of the Company, as consideration and in exchange for services in connection with the organization of OPI, which services were valued at a total of $165.00. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 10-5-9(13) of the Georgia Code.

         In May 1998, the Company sold 403,500 shares of its Common Stock to nineteen (19) investors for a total of $20,175. For such offering, the Company relied upon Section 3(b) of the Act, Rule 504, Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code.

Item 13.          Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.        Exhibit Name
--------------     ---------------------

3(i).1    (1)      Articles of Incorporation of Orange Productions, Inc.,
                   effective May 20, 1998

3(ii).1   (1)      Bylaws of Orange Productions, Inc.

27.1      *        Financial Data Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

(*  Filed herewith)

(b) No Reports on Form 8-K were filed during the last fiscal year ended February 29, 2000, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Orange Productions, Inc.
                               (Registrant)

Date: June 8, 2000             By:/s/ Sam Peroulas
                               --------------------------
                               Sam Peroulas
                               President, Secretary, Chief Executive Officer
                               & Director

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                             Date
----------------         ------------------------------------         -------

/s/Sam Peroulas
------------------        President, Secretary, Chief Executive       6/8/00
Sam Peroulas              Officer and Director