Form 10KSB/A
period 2000-02-29
ORANGE PRODUCTIONS INC
filed 2000-07-24
CIK 1065803

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment 1 to
                                   Form 10-KSB

(Mark One)

[X] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     February 29, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.:  0-26475

                            Orange Productions, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

Florida                                                  65-0844436
------------------------------                        -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                              Identification No.)

277 Royal Poinciana Way, PMB 202
Palm Beach, FL                                          33480
-----------------------------------------             ----------
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

         In May, June and September 1998, the Company sold 403,500 shares of its Common Stock to nineteen (19) investors for a total of $20,175. These shares included a total of 114,500 shares to Mintmire & Associates (Counsel to the Company) through the 100% sole ownership of the common stock of another company that has invested in the Company. For such offering, the Company relied upon
Section 3(b) of the Act, Rule 504 of Regulation D promulgated thereunder ("Rule 504"), Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code.

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

     Mr. Peroulas is expected to find clients for the Company through his business contacts in the graphic arts industry.

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

Cost of Research and Development

         For fiscal year 2000, the Company expended no measurable amount of money on research and development efforts. At the current time, none of the costs associates with research and development are bourne directly by the customer; however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the fiscal year 2000 ended February 29, 2000, covered by this report.

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

Operating Expenses

         Operating Expenses for the twelve (12) months ending February 29, 2000 were $3,616 versus $8,847 for the twelve (12) months ending February 28, 1999. Net loss was $3,549 and $8,663 respectively. This change resulted from a decrease in organizational expenses.

Assets and Liabilities

         Assets were $20,177 as of February 29, 2000 and $9,993 as of February 28, 1999. As of February 28, 1999, assets consisted primarily of cash and a loan receivable. As of February 29, 2000, assets consisted entirely of cash. Liabilities were $4,160 and $8,500 as of February 29, 2000 and February 28, 1999 respectively. As of February 29, 2000, liabilities consisted primarily of accrued expenses.

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

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report................................................F-2

Balance Sheets..............................................................F-3

Statements of Operations....................................................F-4

Statements of Stockholders' Equity..........................................F-5

Statements of Cash Flows....................................................F-6

Notes to Financial Statements...............................................F-7

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

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows




                                                                                       Period from
                                                                                       May 20, 1998      Period from
                                                                                       (Inception)      May 20, 1998
                                                                      Year Ended         through         (Inception)
                                                                     February 29,      February 28,        through
                                                                         2000              1999       February 29, 2000
                                                                   ----------------   --------------  -------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:

Net loss                                                           $         (3,549)  $       (8,663) $          (12,212)
Adjustments to reconcile net loss to net cash used by
development activities
       Stock issued in lieu of cash - related party                               0              165                 165
Changes in assets and liabilities
       (Increase) decrease  in accrued interest receivable                      184             (184)                  0
       Increase (decrease) in accrued expenses                               (4,500)           4,500                   0
       Increase in accrued expenses - related party                             160            4,000               4,160
                                                                   ----------------   --------------  ------------------
Net cash used by development activities                                      (7,705)            (182)             (7,887)
                                                                   ----------------   --------------  ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Increase in issuance of loan receivable                                    0          (10,000)            (10,000)
       Repayment of loan receivable                                          10,000                0              10,000
                                                                   ----------------   --------------  ------------------
Net cash used by investing activities                                        10,000          (10,000)                  0
                                                                   ----------------   --------------  ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                       0           20,175              20,175
                                                                   ----------------   --------------  ------------------

Net cash provided by financing activities                                         0           20,175              20,175
                                                                   ----------------   --------------  ------------------

Net increase in cash                                                          2,295            9,993              12,288

CASH, beginning of period                                                     9,993                0                   0
                                                                   ----------------   --------------  ------------------

CASH, end of period                                                $         12,288   $        9,993  $           12,288
                                                                   ================   ==============  ==================








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

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $12,200, expiring $8,700 and $3,500 at February 28, 2019 and 2020.

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

         As of February 29, 2000, the Company owed legal counsel for services performed in the amount of $3,160, and owed the former Vice President and former Director of the Company $1,000 for consulting services rendered. These amounts are presented in Accrued expenses - related party.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name           Age    Position(s) with Company
------------   ----   ----------------------------------
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

Item 10.          Executive Compensation


Name          Year  Annual  Annual   Annual  LT Comp   LT     LTIP     All
and Post            Comp    Comp     Comp    Rest     Comp    Payouts  Other
                    Salary  Bonus    Other   Stock    Options          (1)
                     (1)    ($)
---------     ----  ------  -----   ------   ------   ------- -------  -------
Sam           1999  $0                       (2)
Peroulas,
President,    2000  $0
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

Name and Address of          Title of   Amount and Nature of     Percent of
Beneficial Owner                Class   Beneficial Owner          Class
-------------------------    --------   --------------------     -----------
Sam Peroulas      (2)(3)       Common   1,650,500                  80.35%
1506 Briarhill Lane NE
Atlanta, Georgia 30324

Mintmire & Associates (4)      Common     114,500                   5.6%
265 Sunrise Avenue
Suite 204
Palm Beach, FL 33480

All Executive
Officers, Directors            Common   1,650,500                  80.35%
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

         In May, June and September 1998, the Company sold 403,500 shares of its Common Stock to nineteen (19) investors for a total of $20,175. These shares included a total of 114,500 shares to Mintmire & Associates (Counsel to the Company) through the 100% sole ownership of the common stock of another company that has invested in the Company. For such offering, the Company relied upon
Section 3(b) of the Act,  Rule 504,  Section  10-5-9(13) of the Georgia Code and
Section 517.061(11) of the Florida Code.

Item 13.          Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Exhibit Name
-----------    ---------------------

3(i).1    (1)  Articles of Incorporation of Orange Productions, Inc.,
               effective May 20, 1998

3(ii).1   (1)  Bylaws of Orange Productions, Inc.

27.1       *   Financial Data Schedule
-----------

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

                            Orange Productions, Inc.
                                  (Registrant)

Date: July 24, 2000         By:/s/ Sam Peroulas
                            ------------------------
                              Sam Peroulas
                              President, Secretary,
                              Chief Executive Officer & Director

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature              Title                                    Date

/s/Sam Peroulas
-----------------      President, Secretary, Chief Executive    7/24/00
Sam Peroulas           Officer and Director