Form 10KSB/A
period 2000-02-29
ORANGE PRODUCTIONS INC
filed 2000-08-29
CIK 1065803

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment 2 to
                                   Form 10-KSB

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

Assets and Liabilities

         Assets were $12,288 as of February 29, 2000 and $20,177 as of February 28, 1999. As of February 28, 1999, assets consisted primarily of cash and a loan receivable with accrued interest. As of February 29, 2000, assets consisted entirely of cash. Liabilities were $4,160 and $8,500 as of February 29, 2000 and February 28, 1999 respectively. As of February 29, 2000, liabilities consisted primarily of accrued expenses.


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