Form 10QSB
period 2000-08-31
ORANGE PRODUCTIONS INC
filed 2000-10-12
CIK 1065803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2000
Commission file no.: 0-26475

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

         As of August 31, 2000, there are 2,054,000 shares of voting stock of the registrant issued and outstanding.



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

Statements of Operations................................................F-3

Statements of Stockholders' Equity......................................F-4

Statements of Cash Flows................................................F-5

Notes to Financial Statements...........................................F-6

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                       February 29,          August 31,
                                                                           2000                 2000
                                                                    ------------------   -----------------
                                                                                           (unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash                                                             $           12,288   $           6,730
                                                                    ------------------   -----------------

     Total current assets                                                       12,288               6,730
                                                                    ------------------   -----------------

Total Assets                                                        $           12,288   $           6,730
                                                                    ==================   =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                                 $                0   $               0
   Accrued expenses - related party                                              4,160               4,160
                                                                    ------------------   -----------------

     Total current liabilities                                                   4,160               4,160
                                                                    ------------------   -----------------

Total Liabilities                                                                4,160               4,160
                                                                    ------------------   -----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                    0                   0
   Common stock, $0.0001 par value, authorized 50,000,000 shares:
      2,054,000 issued and outstanding                                             206                 206
   Additional paid-in capital                                                   20,134              20,134
   Deficit accumulated during the development stage                            (12,212)            (17,770)
                                                                    ------------------   -----------------

     Total Stockholders' Equity                                                  8,128               2,570
                                                                    ------------------   -----------------

Total Liabilities and Stockholders' Equity                          $           12,288   $           6,730
                                                                    ==================   =================

               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)




                                                                                                            Period from
                                                Three Months Ended             Six Months Ended             May 20, 1998
                                                  August 31,                      August 31,                (Inception)
                                             -----------------------------  ----------------------------     through
                                                 2000             1999         2000             1999        August 31, 2000
                                             --------------  -------------  ------------  --------------    ----------------
Revenues                                     $            0  $           0  $          0  $            0    $            0
                                             --------------  -------------  ------------  --------------    --------------

Expenses
    General and administrative                           80              0           308             384             1,029
    Consulting fees - related party                       0              0             0               0             1,165
    Professional fees                                   750          1,265         5,250           1,265            12,667
    Professional fees - related party                     0              0             0               0             3,160
                                             --------------  -------------  ------------  --------------    --------------

            Total expenses                              830          1,265         5,558           1,649            18,021
                                             --------------  -------------  ------------  --------------    --------------

Loss from operations                                   (830)        (1,265)       (5,558)         (1,649)          (18,021)

Other income (expense)
    Interest income                                       0              0             0              67               251
                                             --------------  -------------  ------------  --------------    --------------

Net loss                                     $         (830) $      (1,265) $     (5,558) $       (1,582)   $      (17,770)
                                             ==============  =============  ============  ==============    ==============

Net loss per weighted average share, basic   $        (0.01) $       (0.01) $      (0.01) $        (0.01)
                                             ==============  =============  ============  ==============

Weighted average number of shares                 2,054,000      2,054,000     2,054,000       2,054,000
                                             ==============  =============  ============  ==============

               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                           Statements of Stockholders'
                   Equity Period from May 20, 1998 (Inception)
                             through August 31, 2000



                                                                                           Deficit
                                                                                          Accumulated
                                                                              Additional  During the         Total
                                              Number of    Preferred   Common  Paid-in    Development    Stockholders'
                                                Shares       Stock     Stock   Capital       Stage          Equity
                                              ----------- ---------- -------- ---------- ------------- ---------------
BEGINNING BALANCE, May 20, 1998                         0 $        0 $      0 $        0 $           0 $           0

Year Ended February 28, 1999:
----------------------------
     May 1998 - services ($0.0001/sh)           1,650,500          0      165         0             0           165
     May 1998 - cash ($0.05/sh)                     4,000          0        1       199             0           200
     June 1998  - cash ($0.05/sh)                  56,000          0        6     2,794             0         2,800
     September 1998 - cash ($0.05/sh)             343,500          0       34    17,141             0        17,175

Net loss                                                0          0        0         0        (8,663)       (8,663)
                                              ----------- ---------- -------- ---------- ------------- -------------

BALANCE, February 28, 1999                      2,054,000          0      206    20,134        (8,663)       11,677

Year Ended February 29, 2000:
----------------------------

Net loss                                                0          0        0         0        (3,549)       (3,549)
                                              ----------- ---------- -------- ---------- ------------- -------------

BALANCE, February 29, 2000                      2,054,000          0      206    20,134       (12,212)        8,128

Six Months Ended August 31, 2000: (unaudited)
--------------------------------

Net loss                                                0          0        0         0        (5,558)       (5,558)
                                              ----------- ---------- -------- ---------- ------------- -------------

ENDING BALANCE, August 31, 2000
(unaudited)                                     2,054,000 $        0 $    206 $   20,134 $    (17,770) $      2,570
                                              =========== ========== ======== ========== ============= =============

               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                           Six Months Ended August 31,
                                   (Unaudited)



                                                                                                  Period from
                                                                                                 May 20, 1998
                                                                                                  (Inception)
                                                                                                    through
                                                                  2000              1999        August 31, 2000
                                                            ----------------   --------------  -------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:

Net loss                                                    $         (5,558)  $       (1,582) $           (17,770)
Adjustments to reconcile net loss to net cash used by
development activities
       Stock issued in lieu of cash - related party                        0                0                  165
Changes in assets and liabilities
       (Increase) decrease  in accrued interest receivable                 0              184                    0
       Increase (decrease) in accrued expenses                             0           (4,500)                   0
       Increase in accrued expenses - related party                        0                0                4,160
                                                            ----------------   --------------  -------------------
Net cash used by development activities                               (5,558)          (5,898)             (13,445)
                                                            ----------------   --------------  -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Increase in issuance of loan receivable                             0                0              (10,000)
       Repayment of loan receivable                                        0           10,000               10,000
                                                            ----------------   --------------  -------------------
Net cash used by investing activities                                      0           10,000                    0
                                                            ----------------   --------------  -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                0                0               20,175
                                                            ----------------   --------------  -------------------

Net cash provided by financing activities                                  0                0               20,175
                                                            ----------------   --------------  -------------------

Net increase (decrease) in cash                                       (5,558)           4,102                6,730

CASH, beginning of period                                             12,288            9,993                   0
                                                            ----------------   --------------  -------------------

CASH, end of period                                         $          6,730   $       14,095  $             6,730
                                                            ================   ==============  ===================

               The accompanying notes are an integral part of the
                             financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the three months
                  ended August 31, 2000 and 1999 is unaudited)


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

         c) Interim financial information The financial statements for the six months ended August 31, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,054,000 and 0 shares of common and preferred stock issued and outstanding, respectively, at August 31, 2000. The Company, on May 20, 1998, issued 1,650,500 restricted shares to its Officers and Directors for the value of services rendered in connection with the organization of the Company. In May, 1998, the Company issued 4,000 shares at $0.05 per share for $200 in cash.
          In June 1998, the Company issued 56,000 shares of common stock at $0.05 per share for $2,800 in cash. In September 1998, the Company issued 343,500 shares at $0.05 per share for $17,175 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $17,800, expiring $8,700, $3,500 and $5,600 at February 28, 2019, 2020 and 2021.

         The amount recorded as deferred tax assets as of August 31, 2000 is $2,700, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $17,800 for the period from May 20, 1998 (Inception) through August 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(5) Related parties
         Counsel to the Company indirectly owns 114,500 shares of the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, Counsel's adult son, Vice President and Director of the Company, directly owns 49,500 shares in the Company. The Company's President, Secretary, Treasurer and Director directly owns a 78% interest in the Company, consisting of 1,601,000 shares

         As of August 31, 2000, the Company owed legal counsel for services performed in the amount of $3,160, and owed the Vice President and Director of the Company $1,000 for consulting services rendered. These amounts are presented in Accrued expenses - related party.

Item 6.    Management's Discussion and Analysis or Plan of Operation

         Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception. As a result, from inception May 1998 through August 31, 2000 the Company generated cumulative net losses of $17,770. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of Operations - Full Quarters  Ending August 31, 1999 and 2000

Revenues

         Revenues for the three month period ended August 31, 1999 was $ 0 and for the three month period ending August 31, 2000 was $ 0.

Operating Expenses

         Operating Expenses for the three (3) months ending August 31, 2000 were $830 versus $1,265 for the three (3) months ending August 31, 1999. Net loss was $830 and $1,265 respectively. This change resulted from a decrease in professional fees.

Assets and Liabilities

         Assets were $6,730 as of August 31, 2000. As of August 31, 2000, assets consisted entirely of cash. Liabilities were $4,160 August 31, 2000. As of August 31, 2000, liabilities consisted primarily of accrued expenses.

Stockholders' Equity

         Stockholders' equity was $2,570 as of August 31, 2000. The Company had 2,054,000 shares of common stock issued and outstanding at August 31, 2000.

Financial Condition, Liquidity and Capital Resources

         At August 31, 2000 the Company had cash on hand of $6,730.

Year 2000 Compliance

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending August 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    -----------------------------------------------------------
3(i).1         Articles of Incorporation of OPI effective May 20, 1998(1)

3(ii).1        Bylaws of OPI(1)

27.1   *       Financial Data Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended August 31, 2000.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ORANGE PRODUCTIONS, INC..
                                  (Registrant)



Date: October 12, 2000            By: /s/ Sam Peroulas
                                  --------------------------------
                                  Sam Peroulas, President, Secretary,
                                  Chief Executive Officer & Director