Form 10QSB
period 2000-11-30
ORANGE PRODUCTIONS INC
filed 2001-01-16
CIK 1065803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2000
Commission file no.: 0-26475

                            ORANGE PRODUCTIONS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Florida                                                 65-0790763
------------------------------------                        -------------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                               Identification No.)

222 Lakeview Avenue, Suite 113                                        33401
---------------------------------------                       -----------------
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

           As of November 30, 1999, there were 2,054,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements






INDEX TO FINANCIAL STATEMENTS



Balance Sheets............................................................F-2

Statements of Operations..................................................F-3

Statements of Stockholders' Equity........................................F-4

Statements of Cash Flows..................................................F-5

Notes to Financial Statements.............................................F-6

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets




                                                                            November                February 29,
                                                                              30,                       2000
                                                                              2000
                                                                     ----------------------    -----------------------
                                                                          (unaudited)
                                         ASSETS
CURRENT ASSETS
   Cash                                                              $                5,650    $                12,288
                                                                     ----------------------    -----------------------

     Total current assets                                                             5,650                     12,288
                                                                     ----------------------    -----------------------

Total Assets                                                         $                5,650    $                12,288
                                                                     ======================    =======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                                  $                    0    $                     0
   Accrued expenses - related party                                                   4,160                      4,160
                                                                     ----------------------    -----------------------

     Total current liabilities                                                        4,160                      4,160
                                                                     ----------------------    -----------------------

Total Liabilities                                                                     4,160                      4,160
                                                                     ----------------------    -----------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000
shares:                                                                                   0                          0
      none issued
   Common stock, $0.0001 par value, authorized 50,000,000
shares:                                                                                 206                        206
      2,054,000 issued and outstanding
   Additional paid-in capital                                                        20,134                     20,134
   Deficit accumulated during the development stage                                 (18,850)                   (12,212)
                                                                     ----------------------    -----------------------

     Total Stockholders' Equity                                                       1,490                      8,128
                                                                     ----------------------    -----------------------

Total Liabilities and Stockholders' Equity                           $                5,650    $                12,288
                                                                     ======================    =======================







                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)


                                                                                                             Period from
                                                Three Months Ended                Nine Months Ended          May 20, 1998
                                                   November 30,                     November 30,              (Inception)
                                           ---------------------------     ----------------------------         through
                                             2000           1999             2000           1999           November 30, 2000
                                           -------------  ------------     ------------  --------------   -------------------
Revenues                                   $           0  $          0     $          0  $            0   $                 0
                                           -------------  ------------     ------------  --------------   -------------------

Expenses
    General and administrative                        80            75              388             459                 1,109
    Consulting fees - related party                    0             0                0               0                 1,165
    Professional fees                              1,000         1,653            6,250           2,918                13,667
    Professional fees - related party                  0             0                0               0                 3,160
                                           -------------  ------------     ------------  --------------   -------------------

            Total expenses                         1,080         1,728            6,638           3,377                19,101
                                           -------------  ------------     ------------  --------------   -------------------

Loss from operations                              (1,080)       (1,728)          (6,638)         (3,377)              (19,101)
                                           -------------  ------------     ------------  --------------   -------------------

Other income (expense)
    Interest income                                    0             0                0              67                   251
                                           -------------  ------------     ------------  --------------   -------------------

Net loss                                   $      (1,080) $     (1,728)    $     (6,638) $       (3,310)  $           (18,850)
                                           =============  ============     ============  ==============   ===================

Net loss per weighted average share, basic $       (0.01) $      (0.01)    $      (0.01) $        (0.01)
                                           =============  ============     ============  ==============

Weighted average number of shares              2,054,000     2,054,000        2,054,000       2,054,000
                                           =============  ============     ============  ==============










                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                           Statements of Stockholders'
                         Equity Period from May 20, 1998
                      (Inception) through November 30, 2000



                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                       Additional    During the         Total
                                            Number of      Preferred       Common       Paid-in      Development     Stockholders'
                                              Shares         Stock         Stock        Capital         Stage          Equity
                                            ------------ -------------- ------------ -------------- -------------- ---------------
BEGINNING BALANCE, May 20, 1998                        0 $            0 $          0 $            0 $            0 $             0

Year Ended February 28, 1999:
----------------------------
     May 1998 - services ($0.0001/sh)          1,650,500              0          165              0              0             165
     May 1998 - cash ($0.05/sh)                    4,000              0            1            199              0             200
     June 1998  - cash ($0.05/sh)                 56,000              0            6          2,794              0           2,800
     September 1998 - cash ($0.05/sh)            343,500              0           34         17,141              0          17,175

Net loss                                               0              0            0              0         (8,663)         (8,663)
                                            ------------ -------------- ------------ -------------- -------------- ---------------

BALANCE, February 28, 1999                     2,054,000              0          206         20,134         (8,663)         11,677

Year Ended February 29, 2000:
----------------------------

Net loss                                               0              0            0              0         (3,549)         (3,549)
                                            ------------ -------------- ------------ -------------- -------------- ---------------

BALANCE, February 29, 2000                     2,054,000              0          206         20,134        (12,212)          8,128

Nine Months Ended November 30, 2000:
-----------------------------------
(unaudited)

Net loss                                               0              0            0              0         (6,638)         (6,638)
                                            ------------ -------------- ------------ -------------- -------------- ---------------

ENDING BALANCE, November 30, 2000
(unaudited)                                    2,054,000 $            0 $        206 $       20,134 $      (18,850)$         1,490
                                            ============ ============== ============ ============== ============== ===============








                   The accompanying notes are an integral part
                          of the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         Nine Months Ended November 30,
                                   (Unaudited)



                                                                                                            Period from
                                                                                                           May 20, 1998
                                                                                                            (Inception)
                                                                                                              through
                                                                    2000                 1999            November 30, 2000
                                                             -------------------   ----------------- -------------------------

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:

Net loss                                                     $            (6,638)  $          (3,309)$                 (18,850)
Adjustments to reconcile net loss to net cash used by
development activities
       Stock issued in lieu of cash - related party                            0                   0                       165
Changes in assets and liabilities
       (Increase) decrease  in accrued interest receivable                     0                 184                         0
       Increase (decrease) in accrued expenses                                 0              (4,500)                        0
       Increase in accrued expenses - related party                            0                   0                     4,160
                                                             -------------------   ----------------- -------------------------
Net cash used by development activities                                   (6,638)             (7,625)                  (14,525)
                                                             -------------------   ----------------- -------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Increase in issuance of loan receivable                                 0                   0                   (10,000)
       Repayment of loan receivable                                            0              10,000                    10,000
                                                             -------------------   ----------------- -------------------------
Net cash used by investing activities                                          0              10,000                         0
                                                             -------------------   ----------------- -------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                    0                   0                    20,175
                                                             -------------------   ----------------- -------------------------

Net cash provided by financing activities                                      0                   0                    20,175
                                                             -------------------   ----------------- -------------------------

Net increase (decrease) in cash                                           (6,638)              2,375                     5,650

CASH, beginning of period                                                 12,288               9,993                         0
                                                             -------------------   ----------------- -------------------------

CASH, end of period                                          $             5,650   $          12,368 $                   5,650
                                                             ===================   ================= =========================








                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
               (Information with respect to the nine months ended
                    November 30, 2000 and 1999 is unaudited)


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

           c) Interim financial information The financial statements for the nine months ended November 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,054,000 and 0 shares of common and preferred stock issued and outstanding, respectively, at November 30, 2000. The Company, on May 20, 1998, issued 1,650,500 restricted shares to its Officers and Directors for the value of services rendered in connection with the organization of the Company. In May, 1998, the Company issued 4,000 shares at $0.05 per share for $200 in cash. In June 1998, the Company issued 56,000 shares of common stock at $0.05 per share for $2,800 in cash. In September 1998, the Company issued 343,500 shares at $0.05 per share for $17,175 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $18,800, expiring $8,700, $3,500 and $6,600 at February 28, 2019, 2020 and 2021.

           The amount recorded as deferred tax assets as of November 30, 2000 is $2,800, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $18,800 for the period from May 20, 1998 (Inception) through November 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(5) Related parties
           Counsel to the Company indirectly owns 114,500 shares of the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, Counsel's adult son, Vice President and Director of the Company, directly owns 49,500 shares in the Company. The Company's President, Secretary, Treasurer and Director directly owns a 78% interest in the Company, consisting of 1,601,000 shares

           As of November 30, 2000, the Company owed legal counsel for services performed in the amount of $3,160. These amounts are presented in Accrued expenses - related party.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

           Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that it has generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. As a result, from inception (May 20, 1998) through November 30, 2000, the Company had interest income of $251.00 from a loan to a related party. Cumulative operating expenses as of November 30, 2000 were $19,101.00. Such operating expenses are primarily made up of an initial start up cost consisting of legal, accounting and administrative costs. The Company will create high quality images for a wide variety of applications. It intends to specialize however in medical illustration. The Company expects that its artwork will be used in educational textbooks, medical journals, anatomical charts, patient education materials and in the courtroom to clarify medical evidence for a jury. It may also be used in other settings such as advertisements.

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

           The Company will, at least initially, be dependent upon Mr. Peroulas to develop the client base with whom to arrange funding. Mr. Peroulas has extensive experience in the business and has managed his own business for the last two (2) years. While Mr. Peroulas has been successful in the past, there can be no assurance that he will be successful in building the client base necessary for the successful operation of the Company.

Plan of Operation

           If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings.

           The Company filed a Form S-3 Registration Statement publicly registering 2,000,000 shares of of Common Stock pursuant to Rule 415 under the Securities Act of 1933 on November 1, 2000. The Form S -3 Registration Statement was filed with the SEC in accordance with the '33 Act and became effective on November 20, 2000. The proceeds of the offering are expected to be used to continue business operations and expand the scope of the business with particular emphasis on enhancing the Company's credit lines.

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

           For the period from May 20, 1998 through November 30, 2000, the Company had a cumulative loss from operations aggregating $19,101.00.

Financial Condition, Capital Resources and Liquidity

           At November 30, 2000, the Company had assets totaling $5,650.00 and liabilities of $4,160.00 attributable to accrued expenses. During May, June & September, 1998, the Company issued and sold an aggregate of 403,500 shares of Common Stock to Georgia and Florida residents for cash consideration totaling $20,175. No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder, Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code.

           The Company has been seeking debt or equity financing in the amount of $1,000,000. In October 2000, the Company executed a Loan Agreement with Capital Consultants, Inc. ("Capital "), as Lender, whereby Capital agreed to make loans to the Company of up to $1,000,000 in installments during the period commencing with the effective date of the Form S-3 registration statement and ending on December 31, 2003 (the "Capital Loan Commitment"). Under the terms of the Capital Loan Commitment, each installment is supported by a convertible note and security agreement. Further, 2,000,000 shares are to be held by Capital in escrow for the potential conversion of the notes. The Company granted Capital registration rights and was obligated to file a Form S-3 within sixty (60) days of the agreement covering initially 2,000,000 shares of its Common Stock.

The S-3 registration statement became effective on November 20, 2000. The issuance of the securities was made pursuant to Regulation D of the Act. The Capital Loan Commitment, once interest payments begin to accrue, will increase both the short or long term debt of the Company. With the Capital Loan Commitment it will incur future interest expenses. The Capital Loan Commitment, if fully converted, will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forgo a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.

           The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital and financing from such third parties.

Net Operating Losses

           The Company has net operating loss carryforwards of $18,800.00, expiring $8,700, $3,500 and $6,600 at February 28, 2019, 2020 and 2021. Until
the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

           The Company's information technology for Year 2000 is currently in full compliance. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company's suppliers to be in compliance.

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

Item 2. Changes in Securities and Use of Proceeds

           The Company filed a Form S-3 Registration Statement publicly registering 2,000,000 shares of of Common Stock pursuant to Rule 415 under the Securities Act of 1933 on November 1, 2000. The Form S -3 Registration Statement was filed with the SEC in accordance with the '33 Act and became effective on November 20, 2000. The proceeds of the offering are expected to be used to continue business operations and expand the scope of the business with particular emphasis on enhancing the Company's credit lines.

           The Company has been seeking debt or equity financing in the amount of $1,000,000. In October 2000, the Company executed a Loan Agreement with Capital Consultants, Inc. ("Capital "), as Lender, whereby Capital agreed to make loans to the Company of up to $1,000,000 in installments during the period commencing with the effective date of the Form S-3 registration statement and ending on December 31, 2003 (the "Capital Loan Commitment"). Under the terms of the Capital Loan Commitment, each installment is supported by a convertible note and security agreement. Further, 2,000,000 shares are to be held by Capital in escrow for the potential conversion of the notes. The Company granted Capital registration rights and was obligated to file a Form S-3 within sixty (60) days of the agreement covering initially 2,000,000 shares of its Common Stock. The issuance of the securities was made pursuant to Regulation D of the Act. The Capital Loan Commitment, once interest payments begin to accrue, will increase both the short or long term debt of the Company. With the Capital Loan Commitment it will incur future interest expenses. The Capital Loan Commitment, if fully converted, will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forgo a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.

Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending November 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

           None

Item 6.              Exhibits and Reports on Form 8-K

     (a)   The exhibits  required to be filed herewith by Item 601 of Regulation
           S-B,  as  described  in  the   following   index  of  exhibits,   are
           incorporated herein by reference, as follows:

Exhibit No.  Description
-----------  ----------------------------------------------------
3(i).1       Articles of Incorporation of OPI effective May 20, 1998(1)

3(ii).1      Bylaws of OPI(1)

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.




     (b) No Reports on Form 8-K were filed during the quarter ended November 30, 2000.

                                   SIGNATURES
                                   ----------

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORANGE PRODUCTIONS, INC..
                                  (Registrant)

Date: January 15, 2000        By: /s/ Sam Peroulas
                              --------------------------------------
                              Sam Peroulas, President, Secretary,
                              Chief Executive Officer & Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date                     Signature                            Title
   ----                     ---------                            -----

January 15, 2000        By: /s/ Sam Peroulas
                         ---------------------------
                           Sam Peroulas                    President, Secretary,
                                                           Chief Executive
                                                           Officer & Director