Form 10KSB
period 2001-02-28
ORANGE PRODUCTIONS INC
filed 2001-05-30
CIK 1065803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended February 28, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File No.:  0-26475

                            Orange Productions, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

Florida                                                           65-0844436
------------------------------                              -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Avenue, Suite 113
West Palm Beach, FL                                                33401
---------------------------------------                     -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number:  (404) 321-1192

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                               Name of each exchange
                                                      on which registered
          None
-----------------------------                         -------------------------

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

     Of the 2,054,000 shares of voting stock of the registrant issued and outstanding as of February 28, 2001, 403,500 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

PART I

Item 1. Description of Business

           Business Development

     Orange Productions, Inc. (hereinafter referred to as the "Company" or "OPI") was organized under the laws of the State of Florida on May 20, 1998. The Company was organized by Mr. Sam Peroulas, the executive officer and director of the Company, for the purpose of providing graphic arts services for use in educational textbooks, medical journals, anatomical charts, patient education materials and in the courtroom to clarify medical evidence for a jury. It may also be used in other settings such as advertisements. The Company's executive offices are presently located at 277 Lakeview Avenue, Suite 113, West Palm Beach, Florida 33401 and its telephone number is (404) 321-1192.

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

     In October 2000, the Company executed a Loan Agreement with Capital Consultants, Inc. ("Capital "), as Lender, whereby Capital agreed to make loans to the Company of up to $1,000,000 in installments during the period commencing with the effective date of the Form S-3 registration statement and ending on December 31, 2003 (the "Capital Loan Commitment"). Under the terms of the Capital Loan Commitment, each installment is supported by a convertible note and security agreement. Further, 2,000,000 shares are held by Capital in escrow for the potential conversion of the notes. The Company granted Capital registration rights and is obligated to file a Form S-3 within sixty (60) days of the agreement covering initially 2,000,000 shares of its Common Stock. The issuance of the securities was made pursuant to Regulation D of the Act. The Capital Loan Commitment, once interest payments begin to accrue, will increase both the short or long term debt of the Company. With the Capital Loan Commitment it will incur future interest expenses. The Capital Loan Commitment, if fully converted, will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forgo a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.

     The Company filed a Form 3 Registration Statement publicly registering 2,000,000 shares of of Common Stock pursuant to Rule 415 under the Securities Act of 1933 on November 1, 2000. The Form S -3 Registration Statement was filed with the SEC in accordance with the '33 Act and became effective on November 20, 2000. The proceeds of the offering are expected to be used to continue business operations and expand the scope of the business with particular emphasis on enhancing the Company's credit lines.

     The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital and financing.


Business of Registrant

General

     Since its inception, the Company has conducted no business operations except for organizational activities and an offering of its Common Stock pursuant to which it has received gross offering proceeds in the amount of $ 20,340. Further, the Company has had no employees since its organization. It is anticipated that the Company's sole executive officer and director will receive a reasonable salary for services as executive officer at such time as the Company commences business operations. This individual will devote such time and effort as may be necessary to participate in the day-to-day management of the Company.

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

Cost of Research and Development

     For fiscal year 2001, the Company expended no measurable amount of money on research and development efforts. At the current time, none of the costs associates with research and development are bourne directly by the customer; however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

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

Item 2. Description of Property

     The Company's headquarters are at the home of Sam Peroulas. Its mailing address is 222 Lakeview Avenue, Suite 113, West Palm Beach, FL 33401. Its telephone number is (404) 321-1192. The Company pays no rent for its space. The Company owns no real or personal property.

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

     As of February 28, 2001, there were 20 holders of record of the Company's Common Stock.

     As of February 28, 2001, the Company had 2,054,000 shares of its Common Stock issued and outstanding, 1,650,500 of which were restricted Rule 144 shares and 403,500 of which were free-trading. Of the Rule 144 shares, 1,650,500 shares have been held by affiliates of the Company for more than one (1) year.

Dividend Policy

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception. As a result, from inception May 1998 through February 28, 2001 the Company generated cumulative net losses of $19,291. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of Operations - Full Fiscal Years - February 28, 2001 and February 29, 2000

Revenues

     Revenues for the twelve month period ended February 28, 2001 was $0 and for the twelve (12) month period ended February 29, 2000 was $0.

Operating Expenses

     Operating Expenses for the twelve (12) months ending February 28, 2001 were $7,169 versus $3,616 for the twelve (12) months ending February 29, 2000. Net loss was $7,079 and $3,549 respectively. This change resulted from a decrease in organizational expenses.

Assets and Liabilities

     Total Assets were $5,209 as of February 28, 2001 and 12,288 as of February 29, 2000. As of February 28, 2001, assets consisted primarily of cash and a loan receivable with accrued interest. As of February 29, 2000, assets consisted entirely of cash. Liabilities were $4,160 and $4,160 as of February 28, 2001 and February 29, 2000 respectively. As of February 28, 2001, liabilities consisted primarily of accrued expenses.

Stockholders' Equity

     Stockholders' equity was $1,049 as of February 28, 2001 and $8,128 as of February 29, 2000. The Company had 2,054,000 and 2,054,000 shares of common stock issued and outstanding at February 28, 2001 and February 29, 2000.

Financial Condition, Liquidity and Capital Resources

     At February 28, 2001 the Company had cash of $119 as compared to $12,288 on February 28, 2000.

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

Statements of Cash Flows....................................................F-6

Notes to Financial Statements...............................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Orange Productions, Inc.
Palm Beach, Florida

We have audited the accompanying balance sheet of Orange Productions, Inc., a development stage enterprise, as of February 28, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended and the period from May 20, 1998 (Inception) through February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orange Productions, Inc. as of February 28, 2001 and the results of its operations and its cash flows for the two years then ended and the period from May 20, 1998 (Inception) through February 28, 2001 in conformity with generally accepted accounting principles.

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




                                                           /s/ Durland & Company
                                                   Durland & Company, CPAs, P.A.
Palm Beach, Florida
May 11, 2001

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                               February 28 and 29,




                                                                                2001            2000
                                                                          ----------------- ---------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                   $             119 $        12,288
   Loan and accrued interest receivable                                               5,090               0
                                                                          ----------------- ---------------

     Total current assets                                                             5,209          12,288
                                                                          ----------------- ---------------

Total Assets                                                              $           5,209 $        12,288
                                                                          ================= ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                                       $               0 $             0
   Accrued expenses - related party                                                   4,160           4,160
                                                                          ----------------- ---------------

     Total current liabilities                                                        4,160           4,160
                                                                          ----------------- ---------------

Total Liabilities                                                                     4,160           4,160
                                                                          ----------------- ---------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                         0               0
   Common stock, $0.0001 par value, authorized 50,000,000 shares:
      2,054,000 issued and outstanding                                                  206             206
   Additional paid-in capital                                                        20,134          20,134
   Deficit accumulated during the development stage                                 (19,291)        (12,212)
                                                                          ----------------- ---------------

     Total Stockholders' Equity                                                       1,049           8,128
                                                                          ----------------- ---------------

Total Liabilities and Stockholders' Equity                                $           5,209 $        12,288
                                                                          ================= ===============















                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                         Years Ended February 28 and 29,




                                                                                                  Period from
                                                                                                 May 20, 1998
                                                                                                  (Inception)
                                                                                                    through
                                                                         2001          2000      February 28, 2001
                                                                   --------------- ------------  --------------
Revenues                                                           $             0 $          0  $            0
                                                                   --------------- ------------  --------------

Expenses
   General and administrative                                                  419          539           1,140
   Consulting fees - related party                                               0            0           1,165
   Professional fees                                                         6,750        2,917          14,167
   Professional fees - related party                                             0          160           3,160
                                                                   --------------- ------------  --------------

        Total expenses                                                       7,169        3,616          19,632
                                                                   --------------- ------------  --------------

Loss from operations                                                        (7,169)      (3,616)        (19,632)

Other income (expense)
    Interest income                                                             90           67             341
                                                                   --------------- ------------  --------------

Net loss                                                           $        (7,079)$     (3,549) $      (19,291)
                                                                   =============== ============  ==============
Net loss per weighted average share, basic                         $         (0.01)$      (0.01)
                                                                   =============== ============
Weighted average number of shares                                        2,054,000    2,054,000
                                                                   =============== ============











                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                           Deficit
                                                                                          Accumulated
                                                                               Additional  During the       Total
                                        Number of     Preferred   Common     Paid-in      Development    Stockholders'
                                          Shares        Stock     Stock      Capital         Stage          Equity
                                        ------------ ----------- ---------- ------------ -------------- ---------------
BEGINNING BALANCE, May 20, 1998                    0 $         0 $        0 $          0 $            0 $             0

     May 1998 - services ($0.0001/sh)      1,650,500           0        165            0              0             165
     May 1998 - cash ($0.05/sh)                4,000           0          1          199              0             200
     June 1998  - cash ($0.05/sh)             56,000           0          6        2,794              0           2,800
     September 1998 - cash ($0.05/sh)        343,500           0         34       17,141              0          17,175

Net loss                                           0           0          0            0         (8,663)         (8,663)
                                        ------------ ----------- ---------- ------------ -------------- ---------------

BALANCE, February 28, 1999                 2,054,000           0        206       20,134         (8,663)         11,677

Net loss                                           0           0          0            0         (3,549)         (3,549)
                                        ------------ ----------- ---------- ------------ -------------- ---------------

BALANCE, February 29, 2000                 2,054,000           0        206       20,134        (12,212)          8,128

Net loss                                           0           0          0            0         (7,079)         (7,079)
                                        ------------ ----------- ---------- ------------ -------------- ---------------

ENDING BALANCE, February 28, 2001          2,054,000 $         0 $      206 $     20,134 $      (19,291)$         1,049
                                        ============ =========== ========== ============ ============== ===============
















                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         Years Ended February 28 and 29,



                                                                                                Period from
                                                                                                May 20, 1998
                                                                                                 (Inception)
                                                                                                   through
                                                                        2001           2000     February 28, 2001
                                                                     ------------   ----------- ----------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                             $     (7,079)  $    (3,549)$        (19,291)
Adjustments to reconcile net loss to net cash used by
development activities
       Stock issued in lieu of cash - related party                             0             0              165
Changes in assets and liabilities
       (Increase) decrease  in accrued interest receivable                    (90)          184              (90)
       Increase (decrease) in accrued expenses                                  0        (4,500)               0
       Increase in accrued expenses - related party                             0           160            4,160
                                                                     ------------   ----------- ----------------
Net cash used by development activities                                    (7,169)       (7,705)         (15,056)
                                                                     ------------   ----------- ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Issuance of loan receivable                                         (5,000)            0          (15,000)
       Repayment of loan receivable                                             0        10,000           10,000
                                                                     ------------   ----------- ----------------
Net cash used by investing activities                                      (5,000)       10,000           (5,000)
                                                                     ------------   ----------- ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                     0             0           20,175
                                                                     ------------   ----------- ----------------

Net cash provided by financing activities                                       0             0           20,175
                                                                     ------------   ----------- ----------------

Net increase (decrease) in cash                                           (12,169)        2,295              119

CASH, beginning of period                                                  12,288         9,993                0
                                                                     ------------   ----------- ----------------

CASH, end of period                                                  $        119   $    12,288 $            119
                                                                     ============   =========== ================










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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $19,300, expiring $7,100, $3,500 and $8,700 at February 28, 2021, 2020 and 2019.

     The amount recorded as deferred tax assets as of February 28, 2001 is $2,900, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $19,300 for the period from May 20, 1998 (Inception) through February 28, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(5)  Related  parties
     Counsel to the Company indirectly owns 114,500 shares of the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, Counsel's adult son, Vice President and Director of the Company, directly owns 49,500 shares in the Company. The Company's President, Secretary, Treasurer and Director directly owns a 78% interest in the Company, consisting of 1,601,000 shares

     As of February 28, 2001, the Company owed legal counsel for services performed in the amount of $3,160, and owed the Vice President and Director of the Company $1,000 for consulting services rendered. These amounts are presented in Accrued expenses - related party.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name           Age     Position(s) with Company
------------   ----    ----------------------------------
Sam Peroulas   35      President, Secretary, Chief Executive Officer &  Director

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

Item 10.             Executive Compensation

Name and            Year  Annual    Annual     Annual    LT Comp       All Other
Post                       Comp      Comp       Comp     Rest Stock       (1)
                          Salary    Bonus      Other
                           (1)       ($)
Sam Peroulas,      1999    $0                            1,650,500(2)
President,
Secretary,         2000    $0
Chief
Executive          2001    $0
Officer &
Director

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of February 28, 2001, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of                Title of       Amount and Nature of     Percent of
Beneficial Owner                   Class           Beneficial Owner          Class
----------------------------------------------------------------------------------------
Sam Peroulas         (2)(3)        Common          1,650,500                 80.35%
1506 Briarhill Lane NE
Atlanta, Georgia 30324

Mintmire & Associates (4)          Common            114,500                  5.6%
265 Sunrise Avenue
Suite 204
Palm Beach, FL 33480

All Executive Officers, Directors  Common          1,650,500                 80.35%
-------------------

(1) Based upon 2,054,000 shares of the Company's Common Stock issued and outstanding as of February 28, 2001.

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

     In October 2000, the Company executed a Loan Agreement with Capital Consultants, Inc. ("Capital"), as Lender, whereby Capital agreed to make loans to the Company of up to $1,000,000 in installments during the period commencing with the effective date of the Form S-3 registration statement and ending on December 31, 2003 (the "Capital Loan Commitment"). Under the terms of the Capital Loan Commitment, each installment is supported by a convertible note and security agreement. Further, 2,000,000 shares are held by Capital in escrow for the potential conversion of the notes. The Company granted Capital registration rights and is obligated to file a Form S-3 within sixty (60) days of the agreement covering initially 2,000,000 shares of its Common Stock. The issuance of the securities was made pursuant to Regulation D of the Act. The Capital Loan Commitment, once interest payments begin to accrue, will increase both the short or long term debt of the Company. With the Capital Loan Commitment it will incur future interest expenses. The Capital Loan Commitment, if fully converted, will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forgo a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.      Exhibit Name
------------     ---------------------
3(i).1    (1)    Articles of Incorporation of Orange Productions, Inc., effective May 20, 1998

3(ii).1   (1)    Bylaws of Orange Productions, Inc.
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.


     (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended February 28, 2001, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES



           In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Orange Productions, Inc.
                                  (Registrant)

Date: May 29, 2001    By: /s/ Sam Peroulas
                      ------------------------------------
                      Sam Peroulas
                      President, Secretary, Chief Executive Officer & Director



           Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date            Signature                      Title


5/29/01         /s/ Sam Peroulas
                --------------------       President, Secretary, Chief Executive
                Sam Peroulas               Officer and Director