Form 10QSB
period 2001-05-31
ORANGE PRODUCTIONS INC
filed 2001-07-12
CIK 1065803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2001

Commission file no.: 0-26475

                            ORANGE PRODUCTIONS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Florida                                                 65-0790763
------------------------------------                        -------------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                               Identification No.)

222 Lakeview Avenue, Suite 113
West Palm Beach, FL                                                  33401
---------------------------------------                       -----------------
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

     As of May 31, 2001, there were 2,054,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

     Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets..............................................................F-2

Statements of Operations....................................................F-3

Statements of Stockholders' Equity..........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements...............................................F-6

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets




                                                                              May 31,              February 28,
                                                                               2001                   2001
                                                                         ---------------------   ------------------
                                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                  $                  71  $               119
   Loan and accrued interest receivable                                                  5,205                5,090
                                                                         ---------------------   ------------------

     Total current assets                                                                5,276                5,209
                                                                         ---------------------   ------------------

Total Assets                                                             $               5,276   $            5,209
                                                                         =====================   ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accrued expenses                                                      $                   0   $                0
   Accrued expenses - related party                                                      4,160                4,160
   Loan and accrued interest payable - related party                                     4,002                    0
                                                                         ---------------------   ------------------

     Total current liabilities                                                           8,162                4,160
                                                                         ---------------------   ------------------

Total Liabilities                                                                        8,162                4,160
                                                                         ---------------------   ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                            0                    0
   Common stock, $0.0001 par value, authorized 50,000,000 shares:
      2,054,000 issued and outstanding                                                     206                  206
   Additional paid-in capital                                                           20,134               20,134
   Deficit accumulated during the development stage                                    (23,226)             (19,291)
                                                                         ---------------------   ------------------

     Total Stockholders' Equity (Deficit)                                               (2,886)               1,049
                                                                         ---------------------   ------------------

Total Liabilities and Stockholders' Equity (Deficit)                     $               5,276   $            5,209
                                                                         =====================   ==================















                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                           Three Months Ended May 31,
                                   (Unaudited)



                                                                                             Period from
                                                                                             May 20, 1998
                                                                                             (Inception)
                                                                                               through
                                                          2001               2000            May 31, 2001
                                                    ------------------- -----------------  -----------------
Revenues                                            $                 0 $               0  $               0
                                                    ------------------- -----------------  -----------------

Expenses
   General and administrative                                        48               229              1,188
   Consulting fees - related party                                    0                 0              1,165
   Professional fees                                              4,000             4,500             18,167
   Professional fees - related party                                  0                 0              3,160
                                                    ------------------- -----------------  -----------------

        Total expenses                                            4,048             4,729             23,680
                                                    ------------------- -----------------  -----------------

Loss from operations                                             (4,048)           (4,729)           (23,680)

Other income (expense)
    Interest expense                                                 (2)                0                 (2)
    Interest income                                                 115                 0                456
                                                    ------------------- -----------------  -----------------

Net loss                                            $            (3,935)$          (4,729) $         (23,226)
                                                    =================== =================  =================
Net loss per weighted average share, basic          $             (0.01)$           (0.01)
                                                    =================== =================
Weighted average number of shares                             2,054,000         2,054,000
                                                    =================== =================




















                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)
            Period from May 20, 1998 (Inception) through May 31, 2001



                                                                                                   Deficit
                                                                                                  Accumulated     Total
                                                                                     Additional   During the   Stockholders'
                                               Number of     Preferred     Common      Paid-in     Development     Equity
                                                 Shares        Stock        Stock       Capital       Stage        (Deficit)
                                               ------------ ------------ ---------- ----------- -------------- --------------
BEGINNING BALANCE, May 20, 1998                           0  $         0 $        0 $         0 $            0 $            0

Year Ended February 28, 1999:
----------------------------
     May 1998 - services ($0.0001/sh)             1,650,500            0        165           0              0            165
     May 1998 - cash ($0.05/sh)                       4,000            0          1         199              0            200
     June 1998  - cash ($0.05/sh)                    56,000            0          6       2,794              0          2,800
     September 1998 - cash ($0.05/sh)               343,500            0         34      17,141              0         17,175

Net loss                                                  0            0          0           0         (8,663)        (8,663)
                                               ------------ ------------ ---------- ----------- -------------- --------------

BALANCE, February 28, 1999                        2,054,000            0        206      20,134         (8,663)        11,677

Year Ended February 29, 2000:
----------------------------

Net loss                                                  0            0          0           0         (3,549)        (3,549)
                                               ------------ ------------ ---------- ----------- -------------- --------------

BALANCE, February 29, 2000                        2,054,000            0        206      20,134        (12,212)         8,128

Year Ended February 28, 2001:
----------------------------

Net loss                                                  0            0          0           0         (7,079)        (7,079)
                                               ------------ ------------ ---------- ----------- -------------- --------------

BALANCE, February 28, 2001                        2,054,000            0        206      20,134        (19,291)         1,049

Three Months Ended May 31, 2001: (unaudited)
-------------------------------

Net loss                                                  0            0          0           0         (3,935)        (3,935)
                                               ------------ ------------ ---------- ----------- -------------- --------------

ENDING BALANCE, May 31, 2001
(unaudited)                                       2,054,000 $          0 $      206 $    20,134 $      (23,226)$       (2,886)
                                               ============ ============ ========== =========== ============== ==============















                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)



                                                                                                               Period from
                                                                                                               May 20, 1998
                                                                                                               (Inception)
                                                                                                                 through
                                                                         2001                 2000             May 31, 2001
                                                                  -------------------   ----------------- ----------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:

Net loss                                                          $            (3,935)  $          (4,729)$              (23,226)
Adjustments to reconcile net loss to net cash used by
development activities
       Stock issued in lieu of cash - related party                                 0                   0                    165
Changes in assets and liabilities
       (Increase) decrease  in accrued interest receivable                       (115)                  0                   (205)
       Increase (decrease) in accrued expenses                                      0               4,500                      0
       Increase (decrease) in accrued expenses - related party                      0                   0                  4,160
       Increase (decrease) in accrued interest payable                              2                   0                      2
                                                                  -------------------   ----------------- ----------------------

Net cash used by development activities                                        (4,048)               (229)               (19,104)
                                                                  -------------------   ----------------- ----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Increase in issuance of loan receivable                                      0                   0                (15,000)
       Repayment of loan receivable                                                 0                   0                 10,000
                                                                  -------------------   ----------------- ----------------------

Net cash used by investing activities                                               0                   0                 (5,000)
                                                                  -------------------   ----------------- ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from loan payable                                               4,000                   0                  4,000
       Proceeds from issuance of common stock                                       0                   0                 20,175
                                                                  -------------------   ----------------- ----------------------

Net cash provided by financing activities                                       4,000                   0                 24,175
                                                                  -------------------   ----------------- ----------------------

Net increase (decrease) in cash                                                   (48)               (229)                    71

CASH, beginning of period                                                         119              12,288                      0
                                                                  -------------------   ----------------- ----------------------

CASH, end of period                                               $                71   $          12,059 $                   71
                                                                  ===================   ================= ======================











                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the three months
                   ended May 31, 2001 and 2000 is unaudited)


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

          c) Interim financial information The financial statements for the three months ended May 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $23,300, expiring $4,000, $7,100, $3,500 and $8,700 at February 28, 2022, 2021,
          2020 and 2019.

          The amount recorded as deferred tax assets as of May 31, 2001 is $3,500, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $23,300 for the period from May 20, 1998 (Inception) through May 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing.

          The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(5) Related parties
          Counsel to the Company indirectly owns 114,500 shares of the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, Counsel's adult son, Vice President and Director of the Company, directly owns 49,500 shares in the Company. The Company's President, Secretary, Treasurer and Director directly owns a 78% interest in the Company, consisting of 1,601,000 shares.

          As of May 31, 2001, the Company owed legal counsel for services performed in the amount of $3,160, and owed the Vice President and Director of the Company $1,000 for consulting services rendered. These amounts are presented in Accrued expenses - related party.

          On May 29, 2001, counsel loaned the Company $4,000 to cover certain expenses of the Company. This loan is a demand note carrying a 9% interest rate.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that it has generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. As a result, from inception (May 20, 1998) through May 31, 2001, the Company had interest income of $456 from loans to related parties. Cumulative operating expenses as of May 31, 2001 were $23,680. Such operating expenses are primarily made up of an initial start up cost consisting of legal, accounting and administrative costs. The Company will create high quality images for a wide variety of applications. It intends to specialize however in medical illustration. The Company expects that its artwork will be used in educational textbooks, medical journals, anatomical charts, patient education materials and in the courtroom to clarify medical evidence for a jury. It may also be used in other settings such as advertisements.

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

     For the period from May 20, 1998 through May 31, 2001, the Company had a cumulative loss from operations aggregating $23,680.

Financial Condition, Capital Resources and Liquidity

     At May 31, 2001, the Company had assets totaling $5,276 and liabilities of $8,162 attributable to accrued expenses. During May, June & September, 1998, the Company issued and sold an aggregate of 403,500 shares of Common Stock to Georgia and Florida residents for cash consideration totaling $20,175. No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder, Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code.

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

Net Operating Losses

     The Company has net operating loss carryforwards of $23,300, expiring $8,700, $3,500 and $7,100 and $4,000 at February 28, 2019, 2020, 2021 and 2022.
Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

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

Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending May 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
--------------------------------------------------------------
3(i).1       Articles of Incorporation of OPI effective May 20, 1998(1)

3(ii).1      Bylaws of OPI(1)

99.1         Form S-3 Registration Statement Under the Securities Act of 1933(2)
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
(2) Incorporated herein by reference to the Company's Form 3 Registration Statement filed with the Securities and Exchange commission on November 1, 2000.



     (b) No Reports on Form 8-K were filed during the quarter ended May 31, 2001.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORANGE PRODUCTIONS, INC..
                                         (Registrant)

Date: July 12, 2001         By: /s/ Sam Peroulas
                             --------------------------------------
                            Sam Peroulas
                            President, Secretary,
                            Chief Executive Officer & Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date               Signature               Title
   ----                 ---------             -----

July 12, 2001       By: /s/ Sam Peroulas
                    ----------------------
                    Sam Peroulas             President, Secretary,
                                             Chief Executive Officer & Director