Form 10QSB
period 2001-08-31
ORANGE PRODUCTIONS INC
filed 2001-10-15
CIK 1065803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2001

Commission file no.: 0-26475

                            ORANGE PRODUCTIONS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Florida                                           65-0790763
------------------------------------                   -----------------------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                              Identification No.)

222 Lakeview Avenue, Suite 113                                 33401
------------------------------------------             -----------------------
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

     As of August 31, 2001, there were 2,054,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets...........................................................F-2

Statements of Operations.................................................F-3

Statements of Stockholders' Equity.......................................F-4

Statements of Cash Flows.................................................F-5

Notes to Financial Statements............................................F-6

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets




                                                                             August 31,           February 28,
                                                                               2001                  2001
                                                                         --------------------   -----------------
                                                                           (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                  $                 23   $             119
   Loan and accrued interest receivable                                                 5,320               5,090
                                                                         --------------------   -----------------

     Total current assets                                                               5,343               5,209
                                                                         --------------------   -----------------

Total Assets                                                             $              5,343   $           5,209
                                                                         ====================   =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accrued expenses                                                      $                  0   $               0
   Accrued expenses - related party                                                     4,160               4,160
   Loan and accrued interest payable - related party                                    4,599                   0
                                                                         --------------------   -----------------

     Total current liabilities                                                          8,759               4,160
                                                                         --------------------   -----------------

Total Liabilities                                                                       8,759               4,160
                                                                         --------------------   -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                           0                   0
   Common stock, $0.0001 par value, authorized 50,000,000 shares:
      2,054,000 issued and outstanding                                                    206                 206
   Additional paid-in capital                                                          20,134              20,134
   Deficit accumulated during the development stage                                   (23,756)            (19,291)
                                                                         --------------------   -----------------

     Total Stockholders' Equity (Deficit)                                              (3,416)              1,049
                                                                         --------------------   -----------------

Total Liabilities and Stockholders' Equity (Deficit)                     $              5,343   $           5,209
                                                                         ====================   =================













                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)





                                                                                                                      Period from
                                                             Three Months Ended           Six Months Ended            May 20, 1998
                                                               August 31,                    August 31,                (Inception)
                                                       ----------------------------- -----------------------------      through
                                                         2001              2000            2001            2000      August 31, 2001
                                                       ------------   ------------   -------------   -------------   ---------------

Revenues                                               $          0   $          0   $           0   $           0   $           0
                                                       ------------   ------------   -------------   -------------   -------------

Expenses
    General and administrative                                   48             80              96             308           1,236
    Consulting fees - related party                               0              0               0               0           1,165
    Professional fees                                           500            750           4,500           5,250          18,667
    Professional fees - related party                             0              0               0               0           3,160
                                                       ------------   ------------   -------------   -------------   -------------

            Total expenses                                      548            830           4,596           5,558          24,228
                                                       ------------   ------------   -------------   -------------   -------------

Loss from operations                                           (548)          (830)         (4,596)         (5,558)        (24,228)

Other income (expense)
    Interest income                                             115              0             230               0             571
    Interest expense                                            (97)             0             (99)              0             (99)
                                                       ------------   ------------   -------------   -------------   -------------

            Total other income (expense)                         18              0             131               0             472
                                                       ------------   ------------   -------------   -------------   -------------

Net loss                                               $       (530)  $       (830)  $      (4,465)  $      (5,558)  $     (23,756)
                                                       ============   ============   =============   =============   =============

Net loss per weighted average share, basic             $      (0.01)  $      (0.01)  $       (0.01)  $       (0.01)
                                                       ============   ============   =============   =============

Weighted average number of shares                         2,054,000      2,054,000       2,054,000       2,054,000
                                                       ============   ============   =============   =============














                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)
          Period from May 20, 1998 (Inception) through August 31, 2001



                                                                                                   Deficit
                                                                                                  Accumulated       Total
                                                                                    Additional    During the    Stockholders'
                                                Number of     Preferred   Common     Paid-in      Development       Equity
                                                  Shares      Stock        Stock     Capital        Stage        (Deficit)
                                                ------------ ----------- ---------- ----------- -------------- ---------------
BEGINNING BALANCE, May 20, 1998                            0 $         0 $        0 $         0 $            0 $             0

Year Ended February 28, 1999:
----------------------------
     May 1998 - services ($0.0001/sh)              1,650,500           0        165           0              0             165
     May 1998 - cash ($0.05/sh)                        4,000           0          1         199              0             200
     June 1998  - cash ($0.05/sh)                     56,000           0          6       2,794              0           2,800
     September 1998 - cash ($0.05/sh)                343,500           0         34      17,141              0          17,175

Net loss                                                   0           0          0           0         (8,663)         (8,663)
                                                ------------ ----------- ---------- ----------- -------------- ---------------

BALANCE, February 28, 1999                         2,054,000           0        206      20,134         (8,663)         11,677


Year Ended February 29, 2000:

Net loss                                                   0           0          0           0         (3,549)         (3,549)
                                                ------------ ----------- ---------- ----------- -------------- ---------------

BALANCE, February 29, 2000                         2,054,000           0        206      20,134        (12,212)          8,128


Year Ended February 28, 2001:

Net loss                                                   0           0          0           0         (7,079)         (7,079)
                                                ------------ ----------- ---------- ----------- -------------- ---------------

BALANCE, February 28, 2001                         2,054,000           0        206      20,134        (19,291)          1,049


Six Months Ended August 31, 2001: (unaudited)

Net loss                                                   0           0          0           0         (4,465)         (4,465)
                                                ------------ ----------- ---------- ----------- -------------- ---------------

ENDING BALANCE, August 31, 2001
(unaudited)                                        2,054,000 $         0 $      206 $    20,134 $      (23,756)$        (3,416)
                                                ============ =========== ========== =========== ============== ===============










                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                           Six Months Ended August 31,
                                   (Unaudited)



                                                                                                          Period from
                                                                                                          May 20, 1998
                                                                                                          (Inception)
                                                                                                            through
                                                                         2001              2000         August 31, 2001
                                                                     ----------------   -------------- -----------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:

Net loss                                                             $         (4,465)  $       (5,558)$         (23,756)
Adjustments to reconcile net loss to net cash used by
development activities
       Stock issued in lieu of cash - related party                                 0                0               165
Changes in assets and liabilities
       (Increase) decrease  in accrued interest receivable                       (230)               0              (320)
       Increase (decrease) in accrued expenses                                      0                0                 0
       Increase (decrease) in accrued expenses - related party                      0                0             4,160
       Increase (decrease) in accrued interest payable                             99                0                99
                                                                     ----------------   -------------- -----------------

Net cash used by development activities                                        (4,596)          (5,558)          (19,652)
                                                                     ----------------   -------------- -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Increase in issuance of loan receivable                                      0                0           (15,000)
       Repayment of loan receivable                                                 0                0            10,000
                                                                     ----------------   -------------- -----------------

Net cash used by investing activities                                               0                0            (5,000)
                                                                     ----------------   -------------- -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from loan payable                                               4,500                0             4,500
       Proceeds from issuance of common stock                                       0                0            20,175
                                                                     ----------------   -------------- -----------------

Net cash provided by financing activities                                       4,500                0            24,675
                                                                     ----------------   -------------- -----------------

Net increase (decrease) in cash                                                   (96)          (5,558)               23

CASH, beginning of period                                                         119           12,288                 0
                                                                     ----------------   -------------- -----------------

CASH, end of period                                                  $             23   $        6,730 $              23
                                                                     ================   ============== =================










                 The accompanying notes are an integral part of
                           the financial statements.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                (Information with respect to the six months ended
                     August 31, 2001 and 2000 is unaudited)


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

          c) Interim financial information The financial statements for the six months ended August 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,054,000 and 0 shares of common and preferred stock issued and outstanding, respectively, at August 31, 2001. The Company, on May 20, 1998, issued 1,650,500 restricted shares to its Officers and Directors for the value of services rendered in connection with the organization of the Company. In May, 1998, the Company issued 4,000 shares at $0.05 per share for $200 in cash. In June 1998, the Company issued 56,000 shares of common stock at $0.05 per share for $2,800 in cash. In September 1998, the Company issued 343,500 shares at $0.05 per share for $17,175 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $23,700, expiring $4,500, $7,100, $3,500 and $8,700 at February 28, 2022, 2021,
          2020 and 2019.

          The amount recorded as deferred tax assets as of August 31, 2001 is $3,500, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Orange Productions, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $23,700 for the period from May 20, 1998 (Inception) through August 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

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

          As of August 31, 2001, the Company owed legal counsel for services performed in the amount of $3,160, and owed the Vice President and Director of the Company $1,000 for consulting services rendered. These amounts are presented in Accrued expenses - related party.

          On May 29, 2001 and July 20, 2001, counsel loaned the Company $4,000 and $500 to cover certain expenses of the Company. This loan is a demand note carrying a 9% interest rate.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that it has generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. As a result, from inception (May 20, 1998) through August 31, 2001, the Company had interest income of $571 from loans to related parties. Cumulative operating expenses as of August 31, 2001 were $24,228. Such operating expenses are primarily made up of an initial start up cost consisting of legal, accounting and administrative costs. The Company will create high quality images for a wide variety of applications. It intends to specialize however in medical illustration. The Company expects that its artwork will be used in educational textbooks, medical journals, anatomical charts, patient education materials and in the courtroom to clarify medical evidence for a jury. It may also be used in other settings such as advertisements.

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

     For the period from May 20, 1998 through August 31, 2001, the Company had a cumulative loss from operations aggregating $24,228.

Financial Condition, Capital Resources and Liquidity

     At August 31, 2001, the Company had assets totaling $5,343 and liabilities of $8.759 attributable to accrued expenses. During May, June & September, 1998, the Company issued and sold an aggregate of 403,500 shares of Common Stock to Georgia and Florida residents for cash consideration totaling $20,175. No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder, Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code.

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

Net Operating Losses

     The Company has net operating loss carryforwards of $23,700, expiring $8,700, $3,500 and $7,100 and $4,500 at February 28, 2019, 2020, 2021 and 2022.
Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

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

Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending August 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit     Description
Number
-------------------------------------------------------------
3(i).1      Articles of Incorporation of OPI effective May 20, 1998(1)

3(ii).1     Bylaws of OPI(1)

99.1        Form S-3 Registration Statement Under the Securities Act of 1933(2)
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
(2) Incorporated herein by reference to the Company's Form 3 Registration Statement filed with the Securities and Exchange commission on November 1, 2000.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended August 31, 2001.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ORANGE PRODUCTIONS, INC..
                                  (Registrant)

Date: October 15, 2001       By: /s/ Sam Peroulas
                              --------------------------------------
                               Sam Peroulas
                                 President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date                   Signature                   Title
   ----                   ---------                   -----

October 15, 2001       By: /s/ Sam Peroulas
                       ---------------------
                       Sam Peroulas                  President, Secretary,
                                                     Treasurer, Director